Form 10-Q
period 1995-06-30
DANNINGER MEDICAL TECHNOLOGY INC
filed 1995-08-14
CIK 731241

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          (MARK ONE)
          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM     TO


                     COMMISSION FILE NUMBER:      000-16893


                       DANNINGER MEDICAL TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                31-0992628
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No)


                                4140 Fisher Road
                                 Columbus, Ohio
                                   43228-1607
                    (Address of principal executive offices)


                                 (614) 276-8267
                         (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                         Yes     X      No
                            -----------   -----------


                                    4,683,490
                       Shares of Common Stock Outstanding
                                      As Of
                                  June 30, 1995

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (000 Omitted)

                                                       June 30,     December 31,
                                                         1995          1994
                                                     (Unaudited)     (Audited)
                                                     -----------    ------------
                       ASSETS

Current assets:
  Cash.............................................  $       67     $         3
  Accounts receivable trade (net of allowance
   for doubtful accounts of $159,000 and
   $131,000 for 1995 and 1994, respectively).......       2,800           2,647
  Net investment in sales-type leases, current.....          20              30
  Note receivable..................................          24              28
  Inventories......................................       4,678           3,316
  Prepaid expenses.................................         439             498
  Deferred income taxes............................         128             127
                                                     -----------    ------------
    Total current assets...........................       8,156           6,649
                                                     -----------    ------------


Property and equipment, net........................         670             487
                                                     -----------    ------------


Other assets:
  Notes receivable.................................          76              85
  Other assets.....................................         101             171
  Deferred income taxes............................          91              41
                                                     -----------    ------------

    Total assets...................................  $    9,094     $     7,433
                                                     -----------    ------------
                                                     -----------    ------------




















                   The accompanying notes are an integral part
                           of the financial statements

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (000 Omitted)

                                                       June 30,     December 31,
                                                         1995          1994
                                                     (Unaudited)     (Audited)
                                                     -----------    ------------
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion, term debt.......................  $    2,200     $     2,140
  Current portion, capital lease obligations.......          52              37
  Accounts payable, trade..........................       1,673           1,532
  Accrued expenses.................................         395             326
                                                     -----------    ------------
    Total current liabilities......................       4,320           4,035
                                                     -----------    ------------


Other liabilities:
  Non-current portion, term debt...................         800
  Obligations under capital leases, net of
   current maturities..............................          21               8
                                                     -----------    ------------


Shareholders' equity:
  Common stock, $.01 par value:
   Authorized, 10,000,000 shares; issued and
   outstanding 4,683,490 and 4,551,390 shares
   for 1995 and 1994, respectively.................          47              45
  Paid-in capital..................................       3,282           2,878
  Retained earnings................................         624             467
                                                     -----------    ------------
    Total shareholders' equity.....................       3,953           3,390
                                                     -----------    ------------
      Total liabilities and shareholders'
        equity.....................................  $    9,094     $     7,433
                                                     -----------    ------------
                                                     -----------    ------------


















                   The accompanying notes are an integral part
                           of the financial statements

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three month and six month periods ending June 30, 1995 and 1994
                                  (000 Omitted)
                                   (Unaudited)

--------------------------------------------------------------------------------
                                     Three Months Ended     Six Months Ended
                                            June 30,             June 30,
                                     -------------------  -------------------
                                         1995       1994      1995      1994
--------------------------------------------------------------------------------
Revenue:
 Net sales.........................  $   2,474  $   1,933 $   5,693  $   4,491
 Lease and rental revenue..........        176                  256
                                     ---------  --------- ---------  ---------
                                         2,650      1,933     5,949      4,491
 Cost of goods sold................      1,104      1,003     2,638      2,234
                                     ---------  --------- ---------  ---------
   Gross margin....................      1,546        930     3,311      2,257
                                     ---------  --------- ---------  ---------
Operating expenses:
 Sales and marketing...............        695        383     1,412        889
 General and administrative........        460        370       971        716
 Research and development..........        306        359       572        751
                                     ---------  --------- ---------  ---------
                                         1,461      1,112     2,955      2,356
                                     ---------  --------- ---------  ---------
  Operating income (loss)..........         85       (182)      356       ( 99)
                                     ---------  --------- ---------  ---------

Other (expense) income:
 Interest expense..................       ( 65)      ( 35)     (123)      ( 67)
 Other income, net.................                     2                    4
                                     ---------  --------- ---------  ---------
                                          ( 65)      ( 33)     (123)      ( 63)
                                     ---------  --------- ---------  ---------
  Income (loss) before
    income taxes...................         20       (215)      233       (162)

Income tax expense (benefit).......         17       ( 24)       76       (  2)
                                     ---------  --------- ---------  ---------
  Net income (loss)................  $       3  $    (191)$     157  $    (160)
                                     ---------  --------- ---------  ---------
                                     ---------  --------- ---------  ---------

Earnings per share:
 Net income (loss) per share.......  $     .00  $    (.04)$     .03  $    (.04)
                                     ---------  --------- ---------  ---------
                                     ---------  --------- ---------  ---------

Weighted average shares
 outstanding including
 common stock equivalents..........  4,914,665  4,438,412 4,875,962  4,434,878
                                     ---------  --------- ---------  ---------
                                     ---------  --------- ---------  ---------




                   The accompanying notes are an integral part
                           of the financial statements

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six month periods ending June 30, 1995 and 1994
                                  (000 Omitted)
                                   (Unaudited)

                                                         1995          1994
                                                       -------       -------

Net cash (used in)/provided by operating activities..  $  (933)      $   160
                                                       -------       -------

Cash flows used in investing activities:
  Purchases of property and equipment................     (297)         (175)
                                                       -------       -------

  Net cash used in investing activities..............     (297)         (175)
                                                       -------       -------

Cash flows from financing activities:
  Proceeds from term debt............................      860             5
  Repayment of term debt and capitalized
    lease obligations................................       29          ( 27)
  Proceeds from issuance of common stock
    and exercise of stock options....................      405            33
                                                       -------       -------


      Net cash provided by financing activities......    1,294            10
                                                       -------       -------

      Net increase/(decrease) in cash................       64          (  5)

Cash balance at the beginning of the period..........        3            46
                                                       -------       -------

Cash balance at the end of the period................  $    67       $    41
                                                       -------       -------
                                                       -------       -------

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest...........  $   123       $    67
                                                       -------       -------
                                                       -------       -------















                   The accompanying notes are an integral part
                           of the financial statements

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (000 Omitted)
                                   (Unaudited)


1.   Management's Statement

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Danninger Medical Technology, Inc. and Subsidiaries at June 30, 1995, and the results of operations and cash flows for the three month and six month periods ending June
30, 1995 and 1994.   The notes to the Consolidated Financial Statements which
are contained in the 1994 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements.


2.   Inventories

     Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following:

                                                June           December
                                                1995             1994
                                              --------         --------

          Raw Materials...................    $  1,124         $  1,086
          Work-in-process.................          16               99
          Finished goods..................       3,091            1,790
          Consigned inventory.............         447              341
                                              --------         --------
                                              $  4,678         $  3,316
                                              --------         --------
                                              --------         --------

3.   Income Taxes

     The Company provides for federal, state, and local income taxes in interim periods using an estimated effective tax rate for the year. The Company continues to maintain valuation allowances of $412,000 established at December 31, 1994 against net deferred tax assets.


4.   Contingency

     The Company is involved in litigation that has arisen in the ordinary course of its business. These actions, when finally concluded, will not, in the opinion of the Company, have a material adverse effect upon the financial position or results of operations of the Company, however, there can be no assurance that the future quarterly or annual operating results will not be materially affected by final resolution of these matters.

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following table shows Danninger Medical Technology's operating results as a percent of revenues for the periods indicated for certain items reflected in the statement of operations.

--------------------------------------------------------------------------------
                                        Percent                  Percent
                                       of Sales                 of Sales
                                         for                      for
                                     three months              six months
                                        ending                   ending
                                       June 30,                 June 30,
--------------------------------------------------------------------------------

                                   1995        1994        1995         1994
                                  ------      ------      ------       ------

Sales revenue....................  93.4%      100.0%       95.7%       100.0%
Lease/rental revenue.............   6.6%                    4.3%
                                  ------      ------      ------       ------
                                  100.0%      100.0%      100.0%       100.0%

Cost of goods sold...............  41.7%       51.9%       44.3%        49.7%

Gross margin.....................  58.3%       48.1%       55.7%        50.3%

Operating expenses:
  Sales and marketing............  26.2%       19.8%       23.7%        19.8%

  General and administrative.....  17.4%       19.2%       16.3%        15.9%

  Research and development.......  11.5%       18.6%        9.6%        16.7%

  Interest.......................   2.5%        1.8%        2.1%         1.5%

Other income.....................    .0%         .1%         .0%          .1%

Income before taxes..............    .8%      (11.1)%       3.9%        (3.6)%

Net income.......................    .1%       (9.9)%       2.6%        (3.6)%
--------------------------------------------------------------------------------

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AS OF JUNE 30, 1995
---------------------------------------

     As of June 30, 1995, the Company's working capital position increased by approximately $952,000 resulting in a working capital ratio of 1.89 to 1. The increase in working capital is principally attributable to the restructuring of the Company's short-term debt. On June 26, 1995, the Company entered into a five (5) year term loan agreement for $1,000,000 with its bank at a rate of prime plus 50 basis points. In addition, the Company's line of credit facility was increased to $3,000,000 and extended to June 30, 1996 at a rate of prime plus 75 basis points.

     Accounts receivables decreased by $742,000 and inventories increased by $577,000. The decrease in accounts receivables relates to collection of accounts receivables from the first quarter. Inventories continue to increase to support the anticipated 510(K) marketing clearance for the posterior portion of the Synergy(TM) Spinal System developed by the Company's subsidiary Cross Medical Products. Marketing clearance was received for this portion in July 1995. Property, plant, and equipment increased due to capital charges incurred in developing new vendors. A decrease in trade payables, and conversion of a portion of short term debt to long term contributed to an overall decrease in current liabilities.

     Shareholder's equity increased principally due to the Company's second quarter earnings and the exercise of outstanding stock options in the second quarter.

     The Company believes that the working capital, bank commitments, and funds anticipated to be generated by operations will be sufficient to fund the Company's growth plans through 1995. The Company continues to review capital needs in future years and identify possible sources of capital to meet those needs.

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO
-----------------------------------------------------------------------------
THE THREE MONTHS ENDED JUNE 30, 1994
------------------------------------

     Net sales increased 37% for the three months ended June 30, 1995 to $2,650,000 from $1,933,000 for the three months ended June 30, 1994. The increase is attributed to continued demand for the Company's continuous passive motion (CPM) devices as well as an increase in sales of the Company's spinal implant system.

     Cost of sales as a percentage of net sales decreased to 41.7% for the three months ended June 30, 1995 from 51.9% for the three months ended June 30, 1994. The decrease is primarily attributable to a recovery of reserves established for slow moving inventory which can now be used in several of the Company's core products. The recovery was $218,000 or 8.2% of sales. Without the recovery cost of sales would have decreased to 49.9% from 51.9% for the three months ended June 30, 1995 and 1994, respectively. Manufacturing efficiencies as well as material costs contributed to the overall decrease in the cost of sales percentage. Sales and marketing expense increased to 26.2% of sales compared to 19.8% for the first quarter of 1994 principally as a result of the addition of sales and marketing employees and advisors in the continued expansion of the Company's distribution network. The decrease in general and administrative expenses to 17.4% from 19.2% as a percentage of sales for the three months ended June 30, 1995 and 1994 respectively is attributed to expenses that were incurred in the first quarter of 1995 but were incurred in the three months ended June 30, 1994.

     While research and development expenses decreased to 11.5% from 18.6% of net sales for the three months ended June 30, 1995 and 1994, respectively, the Company continues to invest in research and development and in July received marketing clearance on the posterior portion of it's Synergy(TM) Spinal System. The Company anticipates additional product submissions to the FDA for marketing clearance in subsequent quarters.

     These factors resulted in an overall increase in operating income to $85,000 or 3.2% of net sales for the three months ended June 30, 1995 from an operating loss of ($182,000) or (9.4%) for the three months ended June 30, 1994. Interest expense increased as a result of increased borrowings to provide additional working capital.

     Net income increased to $3,000 from a net loss of ($191,000) for the three months ended June 30, 1995 and, 1994, respectively, and earnings per share increased to $.00 from $(.04) for the same periods.

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE
-------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 1994
------------------------------

     For the six months ended June 30, 1995 net sales increased 24.5% to $5,949,000 from $4,491,000 for the six months ended June 30, 1994. Cost of goods sold decreased to 44.3% from 49.7% for the six months ended June 30, 1995 and 1994, respectively. Before recovery of the inventory reserves, cost of goods sold decreased to 48.0% from 49.7%. As a percentage of net sales, sales and marketing expense increased to 23.7% from 19.8%, general and administrative expenses increased to 16.3% from 15.9% and research and development expense decreased to 9.6% from 16.7% for the six months ended June 30, 1995 and 1994. Interest expense increased to 2.1% from 1.5% for the same periods.

     Net income for the six months ended June 30, 1995 increased to $157,000 from a net loss of ($160,000) for the six months ended June 30, 1994. Earnings per share increased to $.03 from $(.04) for the same periods.

                          PART II  -  OTHER INFORMATION


ITEM 1.     Legal Proceedings

     The Company is involved in litigation that has arisen in the ordinary course of its business. These actions, when finally concluded, will not, in the opinion of the Company, have a material adverse effect upon the financial position or results of operations of the Company, however, there can be no assurance that the future quarterly or annual operating results will not be materially affected by final resolution of these matters.


ITEM 4.     Submission of Matters to a Vote of Security Holders

  (a) Danninger Medical Technology, Inc. held its annual meeting of stockholders on May 18, 1995, for the purpose of electing three Class II directors and ratifying the appointment of independent certified public accountants for the fiscal year 1995.

  (b) At the annual meeting of stockholders, all directors nominated were elected.

  (c) The table shows the voting tabulation for each matter voted upon at the annual meeting of shareholders.

                  ACTION                   FOR                     WITHHELD
               -------------            ---------                  --------

          Election of Class II Directors:

          Edward R. Funk                3,893,111                   20,100
          Herbert J. Kahn               3,896,331                   17,100
          Curtis A. Loveland            3,895,331                   18,100

                                           FOR       AGAINST      ABSTENTIONS
                                        ---------    -------      -----------

          Ratification of appointment   3,896,656      1,800         14,975
          of Coopers & Lybrand as
          independent certified public
          accountants for the fiscal
          year 1995

ITEM 6.     Exhibits and Reports on Form 8-K

  (a)     Exhibits

          The exhibits listed in the accompanying index to exhibits are filed as a part of this Report.

  (b)     Reports on Form 8-K

          None

                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DANNINGER MEDICAL TECHNOLOGY, INC.
                                                    (Registrant)



Dated:  August 14, 1995                           /S/ Joseph A. Mussey
                                                  --------------------
                                                     Joseph A. Mussey
                                          Chief Executive Officer, President,
                                                       and Treasurer,



Dated:  August 14, 1995                           /S/ Paul A. Miller
                                                  --------------------
                                                     Paul A. Miller
                                                Chief Financial Officer
                                             (Principal Financial Officer)

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                                  EXHIBIT INDEX

Exhibit                                                   Method of Filing

    4     Reference is made to Articles Fourth,
          Eighth, Ninth and Tenth of the Company
          and Articles II, III, IV, VI, VII and
          VIII of the Company's Bylaws, filed as
          Exhibits 3(a) and 3(b) to the Form 10
          filed May 3, 1988 and incorporated by
          reference herein.
          Instruments defining the rights of
          holders of long-term debt will be
          furnished to The Securities and Exchange
          Commission upon request.

   10     Loan Agreement between Danninger Medical         Filed herewith
          Technology, Inc., Cross Medical Products,        electronically
          Inc., Recovery Services, Inc., and Bank
          One, Columbus, NA

   11     Statement re:  Computation of Per Share          Filed herewith
          Earnings                                         electronically

   27     Financial Data Schedules                         Filed herewith
                                                           electronically