Form 10-Q
period 1995-09-30
DANNINGER MEDICAL TECHNOLOGY INC
filed 1995-11-14
CIK 731241

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          (MARK ONE)
          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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


                                    4,707,490
                       Shares of Common Stock Outstanding
                                      As Of
                               September 30, 1995

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (000 Omitted)

                                                    September 30,   December 31,
                                                        1995           1994
                                                     (Unaudited)     (Audited)
                                                    ------------    ------------
                       ASSETS

Current assets:
  Cash............................................. $       37      $        3
  Accounts receivable trade (net of allowance
   for doubtful accounts of $126,000 and
   $131,000 for 1995 and 1994, respectively).......      3,105           2,647
  Net investment in sales-type leases, current.....          0              30
  Note receivable..................................          0              28
  Inventories......................................      4,205           3,316
  Prepaid expenses.................................        423             498
  Deferred income taxes............................        127             127
                                                    -----------     -----------
    Total current assets...........................      7,897           6,649
                                                    -----------     -----------


Property and equipment, net........................        722             487
                                                     ----------     -----------


Other assets:
  Notes receivable.................................          0              85
  Other assets.....................................        101             171
  Deferred income taxes............................         91              41
                                                     ----------     -----------

    Total assets...................................  $   8,811      $    7,433
                                                     -----------    -----------
                                                     -----------    -----------



















                   The accompanying notes are an integral part
                           of the financial statements

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (000 Omitted)

                                                    September 30,   December 31,
                                                        1995           1994
                                                     (Unaudited)     (Audited)
                                                    ------------    ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion, term debt....................... $    3,074      $    2,140
  Current portion, capital lease obligations.......         30              37
  Accounts payable, trade..........................      1,280           1,532
  Accrued expenses.................................        311             326
                                                     ----------     -----------
    Total current liabilities......................      4,695           4,035
                                                     ----------     -----------


Other liabilities:
  Non-current portion, term debt...................        897               0
  Obligations under capital leases, net of
   current maturities..............................         31               8
                                                     ----------     -----------


Shareholders' equity:
  Common stock, $.01 par value:
   Authorized, 10,000,000 shares; issued and
   outstanding 4,707,490 and 4,551,390 shares
   for 1995 and 1994, respectively.................         47              45
  Paid-in capital..................................      3,283           2,878
  Retained earnings................................       (142)            467
                                                     ----------     -----------
    Total shareholders' equity.....................      3,188           3,390
                                                     ----------     -----------
      Total liabilities and shareholders'
        equity.....................................  $   8,811      $    7,433
                                                     ----------     -----------
                                                     ----------     -----------


















                   The accompanying notes are an integral part
                           of the financial statements

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  For the three month and nine month periods ending September 30, 1995 and 1994
                                  (000 Omitted)
                                   (Unaudited)

--------------------------------------------------------------------------------
                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                    --------------------  -------------------
                                         1995       1994      1995      1994
--------------------------------------------------------------------------------
Revenue:
 Net sales......................... $   2,758  $   2,457  $   8,451  $   6,948
 Lease and rental revenue..........       236          9        492         10
                                     ---------  --------- ---------  ---------
                                        2,994      2,466      8,943      6,958
 Cost of goods sold................     1,988      1,161      4,626      3,396
                                     ---------  --------- ---------  ---------
   Gross margin....................     1,006      1,305      4,317      3,562
                                     ---------  --------- ---------  ---------
Operating expenses:
 Sales and marketing...............       915        518      2,327      1,407
 General and administrative........       503        387      1,474      1,102
 Research and development..........       332        332        904      1,084
                                     ---------  --------- ---------  ---------
                                        1,750      1,237      4,705      3,593
                                     ---------  --------- ---------  ---------
  Operating (loss) income..........      (744)        68       (388)      ( 31)
                                     ---------  --------- ---------  ---------

Other (expense) income:
 Interest expense..................      ( 76)      ( 40)      (199)      (107)
 Other (expense)income,net.........      (  4)        53       (  4)        57
                                     ---------  --------- ---------  ---------
                                         ( 80)        13       (203)      ( 50)
                                     ---------  --------- ---------  ---------
  (Loss) income before
    income taxes...................      (824)        81       (591)      ( 81)

Income tax (benefit) expense.......      ( 58)         8         18          6
                                     ---------  --------- ---------  ---------
  Net (loss) income................  $   (766)  $     73  $    (609) $    ( 87)
                                     ---------  --------- ---------  ---------
                                     ---------  --------- ---------  ---------

Earnings per share:
 Net (loss) income per share.......  $   (.16)  $    .02  $    (.13) $    (.02)
                                     ---------  --------- ---------  ---------
                                     ---------  --------- ---------  ---------

Weighted average shares
 outstanding including
 common stock equivalents..........  4,687,739  4,619,644 4,621,986  4,445,546
                                     ---------  --------- ---------  ---------
                                     ---------  --------- ---------  ---------




                   The accompanying notes are an integral part
                           of the financial statements

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine month periods ending September 30, 1995 and 1994
                                  (000 Omitted)
                                   (Unaudited)

                                                         1995          1994
                                                       -------       -------

Net cash (used in)/provided by operating activities..  $(1,918)      $  (270)
                                                       -------       -------

Cash flows used in investing activities:
  Proceeds from sale of property and equipment.....          0           206
  Payments received on notes receivable............        113             0
  Purchases of property and equipment..............       (416)         (302)
                                                       -------       -------

  Net cash used in investing activities..............     (303)         ( 96)
                                                       -------       -------

Cash flows from financing activities:
  Proceeds from term debt............................    1,831           245
  Repayment of term debt and capitalized
    lease obligations................................       17          ( 42)
  Proceeds from issuance of common stock
    and exercise of stock options....................      407           126
                                                       -------       -------


      Net cash provided by financing activities......    2,255           329
                                                       -------       -------

      Net increase/(decrease) in cash................       34          ( 37)

Cash balance at the beginning of the period..........        3            46
                                                       -------       -------

Cash balance at the end of the period................  $    37       $     9
                                                       -------       -------
                                                       -------       -------

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest...........  $   199       $   107
                                                       -------       -------
                                                       -------       -------














                   The accompanying notes are an integral part
                           of the financial statements

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (000 Omitted)
                                   (Unaudited)


1.   Management's Statement

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Danninger Medical Technology, Inc. and Subsidiaries at September 30, 1995, and the results of operations and cash flows for the three month and nine month periods ending
September 30, 1995 and 1994.   The notes to the Consolidated Financial
Statements which are contained in the 1994 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements.


2.   Inventories

     Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following:

                                              September        December
                                                 1995            1994
                                              ---------        --------

          Raw Materials...................    $    986         $  1,086
          Work-in-process.................          27               99
          Finished goods..................       2,510            1,790
          Consigned inventory.............         682              341
                                              --------         --------
                                              $  4,205         $  3,316
                                              --------         --------
                                              --------         --------

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

--------------------------------------------------------------------------------
                                        Percent                  Percent
                                       of Sales                 of Sales
                                         for                      for
                                     three months              nine months
                                        ending                   ending
                                     September 30,             September 30,
--------------------------------------------------------------------------------

                                   1995        1994        1995         1994
                                  ------      ------      ------       ------

Sales revenue....................  92.1%       99.6%       94.5%        99.9%
Lease/rental revenue.............   7.9%         .4%        5.5%          .1%
                                  ------      ------      ------       ------
                                  100.0%      100.0%      100.0%       100.0%

Cost of goods sold...............  66.4%       47.1%       51.7%        48.8%

Gross margin.....................  33.6%       52.9%       48.3%        51.2%

Operating expenses:
  Sales and marketing............  30.6%       21.0%       26.0%        20.2%

  General and administrative.....  16.8%       15.7%       16.5%        15.8%

  Research and development.......  11.1%       13.5%       10.1%        15.6%

  Interest.......................   2.5%        1.6%        2.2%         1.5%

Other income.....................    .1%        2.1%         .1%          .8%

(Loss) income before taxes....... (27.5)%       3.3%       (6.6)%       (1.2)%

Net (loss) income................ (25.6)%       3.0%       (6.8)%       (1.3)%
--------------------------------------------------------------------------------

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AS OF SEPTEMBER 30, 1995
--------------------------------------------

  Working capital increased to $3,202,000 at September 30, 1995 from $2,614,000 at December 31, 1994. The current ratio (ratio of current assets to current liabilities) increased to 1.68 to 1 at September 30, 1995 from 1.65 to 1 at December 31, 1994.

     Accounts receivable increased by $458,000 primarily due to increased sales of the Synergy(TM) Spinal Implant System developed by the Company's subsidiary Cross Medical Products and inventories increased by $889,000 in order to support the Synergy(TM) System. Marketing clearance was received for the Synergy(TM)
System in July 1995.   A  decrease in trade payables of $252,000 and an increase
of $650,000 in borrowings under the Company's revolving credit facility contributed to an overall increase in current liabilities.

  Property, plant, and equipment increased due to an increase in the amount of equipment held for rental.

     Shareholder's equity decreased principally due to the Company's third quarter loss.

     The Company believes that the working capital, bank commitments, and funds anticipated to be generated by operations will be sufficient to fund the Company's growth plans through 1996. The Company continues to review capital needs in future years and identify possible sources of capital to meet those needs.

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED
-----------------------------------------------------------------------------
TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994
--------------------------------------------

     Net sales increased 21% for the three months ended September 30, 1995 to $2,994,000 from $2,466,000 for the three months ended September 30, 1994. The increase is primarily attributable to increased sales of the Company's Synergy(TM) Spinal Implant System. The Company received Food and Drug Administration (FDA) 510(K) marketing clearance for the posterior portion of the Synergy(TM) System in July, 1995 and began marketing the system in late August. In addition, the Company benefitted from continued demand for its continuous passive motion (CPM) devices.

   As a percentage of sales, cost of goods sold increased to 66.4% from 47.1% for the three months ended September 30, 1995 and 1994, respectively. The increase is primarily due to the establishment of an inventory reserve for anticipated reductions in sales of the Companys' other spinal systems due to the introduction of the Synergy(TM) System. The inventory reserve was $312,000 or approximately 10% of sales. Cost of goods sold was also impacted by an increase in sales of products with lower gross margin. The Company continues to evaluate the products it offers to the market and strives to reduce material and production costs in order to improve the gross margins on all products.

   Sales and marketing expense increased to 30.6% from 21.0%, as a percentage of sales, for the three months ended September 30, 1995 and 1994, respectively.
The increase is a result of the expenses associated with market introduction of the Synergy(TM) System, including, but not limited to, the continued expansion of the Companys' distribution network and the education of distributors and surgeons in the use of the Synergy(TM) System. General and administrative expenses increased as a percentage of sales to 16.8% from 15.7%. This increase is a result of an increase in products liability insurance costs due to higher rates associated with domestic sales of the Synergy(TM) System. Research and development expense decreased as a percentage of sales to 11.1% from 13.5%, however it remained constant in actual dollars spent. The Company continues to commit resources to the development of new products as well as improved products and anticipates additional product submissions to the FDA for marketing clearance in subsequent quarters. In October, 1995, the Company received FDA marketing clearance for the anterior portion of its titanium Synergy(TM) Spinal Implant System.

   These factors contributed to an operating loss of $744,000 for the three months ended September 30, 1995 compared to operating income of $68,000 for the three months ended September 30, 1994. Interest expense increased as a result of increased borrowings to provide additional working capital.

   The net loss for the three months ended September 30, 1995 was ($766,000) or ($.16) per share compared to net income of $73,000 or $.02 per share for the same period last year.

               DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED
------------------------------------------------------------------------------
TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994
-------------------------------------------

     For the nine months ended September 30, 1995 net sales increased 29% to $8,943,000 from $6,958,000 for the nine months ended September 30, 1994. Cost of goods sold increased to 51.7% from 48.8% for the nine months ended September 30, 1995 and 1994, respectively. Before establishment of the inventory reserve, cost of goods sold decreased to 48.2% from 48.8%. As a percentage of net sales, sales and marketing expense increased to 26.0% from 20.2%, general and administrative expenses increased to 16.5% from 15.8% and research and development expense decreased to 101% from 15.6% for the nine months ended September 1995 and 1994. Interest expense increased to 2.2% from 1.5% for the same periods.

     For the nine months ended September 30, 1995, the Company incurred a net loss of ($609,000) compared to a net loss of ($87,000) for the nine months ended September 30, 1994. Earnings per share were ($.13) compared to $(.02) for the same periods.

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

                                          DANNINGER MEDICAL TECHNOLOGY, INC.
                                                    (Registrant)



Dated:  November 14, 1995                         S/ Joseph A. Mussey
                                                  -------------------
                                                     Joseph A. Mussey
                                          Chief Executive Officer, President,
                                                       and Treasurer,



Dated:  November 14, 1995                         S/ Paul A. Miller
                                                  -------------------
                                                     Paul A. Miller
                                                Chief Financial Officer
                                             (Principal Financial Officer)

                DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARY

                                    FORM 10-Q
                                  EXHIBIT INDEX

Exhibit                                                   Method of Filing

>
    4     Reference is made to Articles Fourth,
          Eighth, Ninth and Tenth of the Company
          and Articles II, III, IV, VI, VII and
          VIII of the Company's Bylaws, filed as
          Exhibits 3(a) and 3(b) to the Form 10
          filed May 3, 1988 and incorporated by
          reference herein.
          Instruments defining the rights of
          holders of long-term debt will be
          furnished to The Securities and Exchange
          Commission upon request.


   11     Statement re:  Computation of Per Share          Filed herewith
          Earnings                                         electronically

   27     Financial Data Schedules                         Filed herewith
                                                           electronically