Form 10-K
period 1995-12-31
DANNINGER MEDICAL TECHNOLOGY INC
filed 1996-04-01
CIK 731241

                                   FORM 10-K
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1995

                                       OR

        [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For The Transition Period From           To
                                            ---------    ---------

                       Commission File Number: 000-16893
                       DANNINGER MEDICAL TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                      31-0992628
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


         4140 FISHER ROAD
       COLUMBUS, OHIO 43228                              (614) 276-8267
 (Address of principal executive offices,        (Registrant's telephone number,
        including zip code)                           including area code)


       Securities registered pursuant to Section 12(b) of the Act: None.
          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has Filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes  X  No    .
                                                        ---    ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

        Based upon the closing price reported on NASDAQ on March 25, 1996, the aggregate market value of the registrant's voting stock held by non-affiliates on that date was $20,923,068. As of March 25, 1996, 4,718,990 shares of Common Stock, $.01 par value, were outstanding.

Documents incorporated by reference:

        Portions of the registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 1996 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS.

        Danninger Medical Technology, Inc. ("Danninger") and its wholly-owned subsidiary, Cross Medical Products, Inc. ("Cross"), engage in two distinct business segments of the orthopedic device industry. Danninger designs, manufactures and distributes orthopedic rehabilitation products, primarily continuous passive motion therapy devices ("CPM devices") and other orthopedic rehabilitation products (together with CPM devices "recovery products"). CPM devices are used in rehabilitation therapy to slowly and continuously move an injured joint without assistance of the patient's muscle power. This therapy is most commonly used after joint surgery to improve blood flow, reduce swelling, increase the range of motion, maintain muscle tone and speed healing. The Company's wholly owned subsidiary, Recovery Services, Inc. ("RSI"), rents recovery products directly to end users. Cross designs, manufactures and markets implants and instruments for the surgical treatment of degenerative diseases, deformities and trauma of the spine ("spinal implants"). Unless the context otherwise requires, Danninger, RSI and Cross are hereinafter collectively referred to as (the "Company").

SPINAL IMPLANT PRODUCTS

        The initial spinal implant system offered by the Company in 1988 was the Puno/Winter/Byrd Screw/Rod System (the "PWB Screw/Rod System") for fusion of the lumbar spine. The Company elected to market the PWB Screw/Rod System in the United States for clinical studies under an Investigational Device Exemption ("IDE"). The IDE allowed Cross to develop a clinical study in order to gather the data necessary to assess safety and efficacy of the PWB Screw/Rod System. The IDE did not permit commercial distribution and limited use of the PWB Screw/Rod System to a small number of surgeons participating in the study. The study and patient follow-up has been completed and the Company has the option of filing a Pre-Market Application ("PMA") with the U.S. Food and Drug Administration ("FDA") to permit distribution of the PWB Screw/Rod System in the United States. However, the Company has not determined whether to proceed with the PMA in light of the development of the SYNERGY(TM) Spinal Implant System and the potential reclassification of pedicle screw fixation by the FDA. See "Government Regulation."

        After developing the PWB Screw/Rod System, the Company also developed lumbar hooks for the treatment of unstable, degenerative conditions of the lumbar spine. The lumbar hooks, when used in conjunction with rods and sacral screws, comprise the Puno/Winter/Byrd Lumbosacral System (the "PWB Lumbosacral System"). The PWB Lumbosacral System did not require clinical study and the Company received 510(k) clearance from the FDA in April 1992, permitting marketing, sale and use of the PWB Lumbosacral System. In May 1993, the Company received 510(k) clearance from the FDA to market the INTEGRAL(TM) Screw System. The INTEGRAL(TM) Screw System was developed to be used with the PWB Lumbosacral System, allowing surgeons the option of additional diameters as well as a more rigid construct. It also allowed the Company to expand its potential market penetration as spinal surgeons sought more rigid constructs, while the Company developed its next generation of implants.

        The Company formed its Medical Advisory Board and began development of the SYNERGY(TM) Spinal Implant System in 1992. The SYNERGY(TM) Spinal Implant System is a "universal" implant system that allows surgeons to treat both the thoracic (middle) and lumbar (lower) portions of the spine, allowing use of the SYNERGY(TM) Spinal Implant System in approximately 70% of all instrumented spinal fusion surgeries in the United States. The SYNERGY(TM) Spinal Implant System is flexible, strong, and easy for surgeons to use. The SYNERGY(TM) Spinal Implant System does not demand that surgeons follow a single surgical protocol, rather it provides several options. Implants come in various sizes and types to meet the surgeon's preferences and the patient's anatomy, providing a secure anatomic fit for virtually any pathology. The SYNERGY(TM) Spinal Implant System features unique implant locking mechanism designs, that combined with the use of nitrogen-strengthened stainless steel, allow surgeons to assemble constructs of exceptional strength while keeping the profile extremely low. The SYNERGY(TM) Spinal Implant System was engineered to be easy for surgeons to use, reducing surgical time and requiring less fiddle. Screws and hooks are top tightening, rods do not require pre-loading of additional components, and all implants allow for free rod rotation. The Company received

510(k) clearance from the FDA to market the anterior portion of the SYNERGY(TM) Spinal Implant System in October 1994 and for the posterior portion of the system in July 1995. The Company is currently developing a cervical version and a titanium version of the SYNERGY(TM) Spinal Implant System. The cervical implant version will permit surgeons to treat the cervical (upper) portion of the spine and, if successful, will expand the Company's product line to cover 100% of instrumented spinal fusion surgeries. Titanium implant systems are preferred in many foreign markets and are used in the United States in cases where magnetic resonance imaging of the spinal area is anticipated to be needed. The Company believes that the SYNERGY(TM) Spinal Implant System is one of the few "universal" spinal implant systems on the market.

        Spinal Implant Marketing. The Company markets its spinal implant products to orthopedic and neurological spine surgeons. The Company estimates that more than 2,000 physicians perform spinal surgery in the United States, primarily in major metropolitan areas. Typically the surgeon determines the type of spinal implant system.

        The Company believes that the key to its marketing success in the United States is to convince spinal surgeons of the efficacy of its implant system. This is done through direct selling efforts by the Company's independent sales representatives and direct marketing to the surgeons, participation by the Company in sponsoring symposiums and training workshops, and through the education and training efforts of the members of the Company's Medical Advisory Board.

        The Company markets its spinal implant products through a network of eighteen independent commissioned sales agencies. The Company considers the quality of its independent sales agencies and the level of training and service they provide to surgeons to be a very important factor in its success, second only to the technological advantages of its spinal implant products. The independent sales agencies are prohibited from marketing competing spinal implant products. However, they are permitted to market non-competing implants and other orthopedic products. Independent sales agencies purchase the Company's proprietary surgical instruments that are used to install the Company's spinal implant products. Spinal implant products are consigned to the independent sales agencies. The SYNERGY(TM) Spinal Implant System contains a variety of related implantable devices from which the surgeon can choose during each surgical procedure. After each procedure, the hospital is invoiced by the Company for the implant devices actually used, and the consigned inventory is replenished.

        Foreign sales of spinal implants and instrumentation represented approximately $1.4 million, or 35%, of the Company's total sales of spinal implants and instruments in fiscal 1995. The Company has been able to market the SYNERGY(TM) Spinal Implant System in those countries where governmental approval either is not required or was obtained more quickly than in the United States. The Company markets its spinal implants through the individual distributors in each country who purchase implants and instrumentation directly from the Company. The Company has distributors in Argentina, Australia, Belgium, Greece, Hungary, Italy, Japan, Korea, Malaysia, Philippines, Puerto Rico, Singapore, Spain, Sweden, Turkey and the United Kingdom. The Company intends to continue to seek qualified distributors in other foreign markets.

        Medical Advisory Board. The Company has established a Medical Advisory Board consisting of prominent spinal surgeons. The Medical Advisory Board meets periodically to review and evaluate the Company's research and development efforts and to identify promising new technology for the Company. Individual members of the Medical Advisory Board also meet and consult informally with employees of the Company. In addition, members of the Medical Advisory Board assist the Company in training other surgeons in the use of the Company's products. Members of the Medical Advisory Board receive a fixed quarterly payment from the Company and share an annual royalty payment based on sales of the Company's spinal implant products. The Company is obligated to pay a royalty, subject to certain limitations, to its Medical Advisory Board in an amount equal to 6% (and increasing 1/2% annually, up to 8%) of the net revenues generated from the sales of spinal implant products. The Company's aggregate royalty expense will increase, if and to the extent, sales of implants increase. The following doctors are members of the Medical Advisory Board.

        Robert B. Winter, M.D., Chairman        Minneapolis, MN
        J. Abbott Byrd, M.D.                    Norfolk, VA
        Rolando M. Puno, M.D.                   Louisville, KY
        John Lonstein, M.D.                     Minneapolis, MN
        Joseph Perra, M.D.                      Minneapolis, MN
        Manuel Pinto, M.D.                      Minneapolis, MN
        Michael Smith, M.D.                     Minneapolis, MN

RECOVERY PRODUCTS

        Technology Overview. CPM rehabilitation therapy technology in the orthopedic field employs devices to slowly and continuously move an injured joint without assistance of the patient's muscle power. This therapy is most commonly used after joint surgery to improve blood flow, reduce swelling, increase the range of motion, maintain muscle tone and speed healing.

        Prior to the development of CPM therapy, physicians generally believed that it was necessary to immobilize a bone and adjacent joints in a cast or splint subsequent to an injury or an operation during the healing process.
This immobilization resulted in muscle atrophy, cartilage degeneration, and tendon and ligament stiffening, and often required additional rehabilitation to restore the pre-injury range of motion and strength. Beginning in the early 1970s, experiments were conducted to determine the rehabilitative benefits of joint exercise following surgery. These experiments led to the development of CPM machines to provide the desired exercise with no effort on the part of the patient. Clinical research has established that CPM therapy can significantly reduce post-operative joint pain and swelling and increase arterial blood flow, thus increasing range of motion and reducing the length of hospitalization and rehabilitation.

        At this time, the major market for CPM devices is for use immediately following knee and hip joint replacement surgeries. The primary function of this therapy is to rehabilitate injured or diseased joints and to prevent injury to joints that would otherwise occur through immobilization. The success that CPM has enjoyed in post-operative knee and hip therapy has generated demand for CPM devices for the elbow, shoulder, hand, wrist, ankle and toe joints.

        Company Recovery Products. The majority of the Company's line of recovery products is marketed under the trade name Danniflex(TM). The Company offers a full range of CPM devices: with three leg models, a shoulder model, hand and finger model, wrist model and toe model. The Company periodically refines and updates its various CPM devices with the addition of new models to expand its existing line or replace prior models. In addition to CPM devices, the Company continues to offer product accessories that make CPM devices easier to use and apply.

        The Company also offers a thermal therapy unit ("TTU"). The TTU circulates heated or cooled water through a pad placed on the area designated for treatment. The TTU has the unique ability to be programmed to cycle between hot and cold within a wide range of temperature settings and cycle times. Cycling between hot and cold simplifies extended treatment, reduces thermal shock, and permits the use of contrast therapy to improve vascular stimulation. At low temperatures, thermal therapy reduces post-acute or post-operative swelling and pain and helps control blood loss. At higher temperatures, thermal therapy relieves chronic pain, improves circulation, and promotes healing. Applications include oral/maxillofacial, obstetric/ gynecologic, urologic, neurologic, orthopedic, and plastic surgery. The TTU is designed for hospitals, sports training facilities, rehabilitation clinics, and home use. A disposable, cold-only, TTU was introduced in 1993 for use by patients at home. The Company continually seeks to expand and improve its offering of TTUs and is exploring opportunities for other devices which utilize its engineering and manufacturing strengths as well as its distribution networks.

        Recovery Products Marketing. CPM devices are used primarily by post-surgery orthopedic patients in hospitals and in their homes. CPM devices are also used in nursing homes, sports medicine clinics and private practice physical therapy clinics.

        The Company sells the majority of its CPM devices to independent durable medical equipment ("DME") dealers. Typically, DME dealers purchase and inventory CPM devices in sufficient quantity for their rental markets. Dealers may purchase the unit outright from the Company or finance the purchase through a third party lessor. Upon receiving a rental order, the dealer transports the unit to and from the hospital, institution, or home (usually within a 20 to 50 mile radius), aids in setting up the unit and bills the customer for the service at a daily, weekly or monthly rental rate.

        In recent years the DME market has experienced a number of changes. National DME dealers are consolidating while new dealers are entering the market at the local level. In response to these changes, the Company remains committed to an open distribution policy for its products; and, working with independent financing companies, offers financing programs tailored to the DME marketplace. In addition, in 1994, the Company formed RSI as a wholly owned subsidiary to rent recovery products directly to end users. RSI was formed to expand the geographic scope of the Company's recovery products market in those areas without suitable DME dealers, to explore alternative distribution methods for new and existing products, and to assist the Company in assessing the product needs and requirements of the recovery products market.

        Foreign markets represent an additional opportunity for the sale of the Company's recovery products. The Company believes that international demand is approximately 50% of the United States market. In 1995, approximately 5% of the Company's recovery products sales were outside the United States. The Company has recently retained an international independent sales agent to expand sales of recovery products in these markets.

        Recovery Products Manufacturing. The Company assembles its recovery products, fabricating some of the mechanical parts and purchasing the remaining mechanical and all of the electrical components from a variety of vendors. All of the Company's Danniflex(TM) line of lower extremity CPM devices share certain basic structural elements. While the Company is dependent on certain vendors for several components such as motors, ball screws, transformers and formed plastic parts, the majority of the products used in the assembly process are widely available from a variety of vendors. CPM devices are sold with a limited one year warranty. Claims under the Company's CPM device warranty have been nominal.

COMPETITION

        Spinal Implants. Many companies compete in the spinal implant market and competition is intense. The Company believes that its largest competitors in the United States offering spinal implant systems are Sofamor Danek Group, Inc. and Acromed, Inc., each of which has substantially greater sales and financial resources than the Company. The Company also competes with many other companies that offer similar products. Other companies have developed and are marketing products based on technologies that are different from the Company's, including spinal fusion cages, spinal implants designed to be used with minimally invasive or laparoscopic surgery, biodegradable polymer inserts and artificial bone implants. The Company believes that it competes on the following basis: (a) the technological design and functional performance of its implant products, (b) the level of training and service support provided to spinal surgeons, (c) the professional reputation of members of its Medical Advisory Board and the design and training assistance they provide, and (d) the ability of its research and development personnel to produce technologically superior products. Many of the Company's competitors have capital resources, research and development staff, facilities, experience in clinical trials and obtaining regulatory approvals, physician relationships and experience in manufacturing and marketing significantly greater than those of the Company. There can be no assurance that the Company will be able to successfully market its spinal implant products, even if they are technologically superior to others on the market, nor can there be any assurance that other competing products or technologies will not be technologically superior to those offered or developed by the Company.

        Recovery Products. While the Company's CPM devices are competitively priced, they are at the high end of the price range for CPM devices. The Company emphasizes design, quality, reliability, ease of use, safety and durability. The marketing strategy emphasizes that the Danniflex(TM) products are the best value in the industry because they are designed and manufactured to be reliable, safe, easy to set up and operate, cost effective and service oriented. The Company competes with at least five other CPM device manufacturers, three of whom manufacture principally for their own equipment rental businesses.

RESEARCH AND DEVELOPMENT

        The Company continually strives to improve existing products and develop new products in both the recovery products market and the spinal implant market. The Company conducts its research and development activities primarily through its engineering departments and with the assistance of outside consultants. The Company employs seven professional engineers and a technician engaged exclusively in research and development.

        In addition to research and development conducted by the Company, the Medical Advisory Board plays an active role in the development of new spinal implant products. The Company will continue to work with the members of its Medical Advisory Board to develop new spinal systems which address spinal deformities and degenerative disease in the cervical spine as well as titanium implants to be used with the SYNERGY(TM) Spinal Implant System. The Company's spinal implant research and development is concentrated on the design of these new systems, and it expects to submit 510(k) applications to the FDA in 1996 for the cervical version and the titanium version of the SYNERGY(TM) Spinal Implant System. At the present time, the recovery products efforts are concentrated on the development of lower cost leg CPM devices and specialty shoulder and elbow CPM devices.

        The Company's research and development expenditures during the fiscal years ended December 31, 1995, 1994, and 1993 were $1,147,000, $1,324,000, and
$1,248,000, respectively. The Company intends to continue to invest in the development of new spinal implant products and the improvement of existing recovery products.

INTELLECTUAL PROPERTY LAW MATTERS

        The Company holds the patent, manufacturing and marketing rights to certain specialty orthopedic products. The SYNERGY(TM) Spinal Implant System is covered by numerous pending U.S. and international patent applications belonging to the Company. These applications concern various aspects of the SYNERGY(TM) Spinal Implant System including the bone anchor, the rod/anchor interface, instrumentation and transverse connectors. CROSS(TM), CROSS MEDICAL(TM), INTEGRAL(TM) and SYNERGY(TM) are trademarks of the Company.

        Broad patent coverage of CPM devices is precluded by prior art. The Company owns a patent for its shoulder CPM unit. It also owns rights to pending applications for a hand CPM device, the Body Composition Analyzer, a knee brace, a thermal therapy pad and an air-powered CPM device.

        The Company owns United States Trademark Registration No. 1,339,074 for "Danninger Medical" in Class 10 and has developed goodwill in several other trademarks.

        The Company intends to file patent applications on future products, as appropriate. The mere filing and prosecution of patent applications, however, cannot guarantee the ultimate issuance of patents. To the extent that the Company is unsuccessful in securing patents for its devices or for certain features of its devices which are easily reverse-engineered, there is little to prevent a competitor from copying the Company's products, although the Company would have "lead time" in the marketplace during the period needed by its competitors to copy and secure FDA approval for a duplicate product. Thus, while the patents may have value, the Company believes that they are of lesser significance than the innovative skills, technical competence and marketing ability of the Company's personnel.

GOVERNMENT REGULATION

        The health care industry is subject to extensive government regulation on both the federal and state levels. In particular, the U.S. Food, Drug and Cosmetic Act, as amended, and regulations promulgated thereunder (collectively the "FDA Act") provides for regulation by the FDA of the manufacture and sale of medical devices.

        Under the FDA Act, all medical devices are to be classified as Class I, Class II or Class III devices, depending upon the risk they present. Many Class I and all Class II and III medical devices must be reviewed or approved for marketing prior to their distribution unless they are specifically excluded from the requirement to do so. The review/approval process is more or less difficult depending upon the product Class. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls and periodic inspection. In addition to general controls, Class II devices must comply with performance standards established by the FDA. Manufacturers of Class II devices also are subject to periodic inspection by the FDA. Class III devices must receive pre-market approval from the FDA before they can be commercially distributed in the United States, and manufacturers of Class III devices are also subject to periodic inspection.
The FDA Act and FDA regulations also cover all incoming materials control, processing control, traceability of input materials and components, traceability of product servicing and other quality and safety controls. All of these requirements are covered in the broad FDA specifications known as "good manufacturing practice" regulations.

        The Company's CPM devices are Class II devices under FDA regulations. The Company has received permission from the FDA to market its existing CPM devices subject to the same FDA controls and performance standards required of other device manufacturers. The Company has passed all FDA inspections. Additionally, the Company has received Underwriter's Laboratory approval on all of its recovery products.

        The PWB Screw/Rod System implantable devices are Class III devices. Class III devices require premarket approval from the FDA before full distribution of the device may begin. The FDA allows only devices proven to be both safe and effective to be offered for full distribution. The FDA bases its judgement of both safety and effectiveness on information gathered during studies conducted pursuant to an IDE. Cross is following the premarket approval process for the PWB Screw/Rod System and received an IDE from the FDA for the PWB Screw/Rod System which permitted Cross to sell these devices to selected surgeons in the United States. However, the Company has not determined whether to proceed with the PMA in light of the development of the SYNERGY(TM) Spinal Implant System and the potential reclassification of pedicle screw fixation by the FDA from Class III devices to Class II devices.

        The PWB Lumbosacral System and SYNERGY(TM) Spinal Implant System are Class II devices. The Company has received 510(k) marketing clearance for the PWB Lumbosacral System and the SYNERGY(TM) Spinal Implant System. The 510(k) notification is a document submitted to demonstrate that the device in question is "substantially equivalent" to an already legally marketed device, thus allowing faster clearance by the FDA than the PMA procedure.

PERSONNEL

        As of March 31, 1995, the Company employed 77 full-time employees. The Company has no part-time employees. None of the Company's employees are subject to collective bargaining agreements, and the Company considers its relationship with its employees to be good.

BUSINESS RISKS

        The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties, and other factors which could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the risks and factors set forth below, as well as other risks previously disclosed in the Company's security filings.

        LIMITED HISTORY OF PROFITABILITY. In fiscal 1995, the Company incurred a net loss of $359,000 and has incurred net losses in three of the last four years, primarily as a result of the costs associated with the development of its SYNERGY(TM) Spinal Implant System. The Company will continue to invest to expand the distribution and marketing of the SYNERGY(TM) Spinal Implant System as well as to invest in research and development to expand the system to include a cervical version and a titanium version. The Company believes that the SYNERGY(TM) Spinal Implant System has technological advantages over existing spinal implant systems, although certain competitors have much greater market share and well- developed distribution networks. There can be no assurance that the Company will be successful in establishing a competitive distribution network to enable it to increase its sales of spinal implants to a profitable level.

        COMPETITION. The orthopedic device industry is intensely competitive with respect to technology, distribution, price, service, quality and variety, and there are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and many are better established with orthopedic physicians in the markets where the Company distributes its products. See "Business - Competition."

        GOVERNMENT REGULATION. The manufacture and marketing of the Company's products are subject to regulation by the FDA pursuant to the FDA Act and numerous other federal, state and foreign governmental authorities. Although the Company has obtained all necessary clearances for the manufacture and sale of all the products that the Company currently produces and sells, any products developed in the future are likely to require FDA approval before they can be sold in the United States.

        To date, all FDA approvals of the Company's products have been obtained under Section 510(k) of the FDA Act, which provides for FDA marketing approval on an expedited basis for products that can be shown to be substantially equivalent to devices in interstate commerce prior to May 1976, the date of enactment of the FDA Act. The Company anticipates that substantially all of the products currently being developed will qualify for marketing approval under Section 510(k). However, if marketing approval for any product cannot be obtained under Section 510(k), alternative approval procedures are likely to be costly and time consuming and there can be no assurance that the required approvals for marketing any newly developed products will be obtained. All products and manufacturing facilities are subject to continual review and periodic inspection by the FDA. The discovery of previously unknown problems with the Company or its products or facilities may result in product labeling restrictions, recall or withdrawal of the products from the market. The Company is required to obtain similar approvals, and is subject to similar regulation for the sale of its products in foreign countries and is subject to similar risks relating to the inability to obtain or the revocation of such approvals. See "Business - Government Regulation."

        LIMITED SALES AND MARKETING EXPERIENCE. The Company anticipates the majority of its sales growth, if any, in the future will be in spinal implants. The Company has sold its spinal implant products in the United States through a limited direct sales and marketing staff and a network of independent commissioned sales agencies supported by the Company's technical support staff. Independent commissioned sales agencies typically market orthopedic and neurological implants and instruments for a variety of manufacturers. The Company provides extensive sales training, however, existing or future sales agencies may not have prior experience selling spinal implants. There can be no assurance that the Company will be able to develop an effective distribution network or that such sales agencies will be able to successfully sell the Company's products.

        DEPENDENCE ON MANAGEMENT AND MEDICAL ADVISORY BOARD. The Company's success will depend to a great extent on its senior management, including Joseph A. Mussey, Chief Executive Officer. The Company's operations could be adversely affected if, for any reason, one or more key executive officers ceases to be active in the Company's management or in the event that any member of the Company's Medical Advisory Board would choose to leave the board and support a competing implant system. In addition, the Company's success depends in large part on its ability to attract and retain highly qualified scientific, technical, management and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development and operation of its business. The loss of the services of key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

        PRODUCT LIABILITY LITIGATION AND INSURANCE COVERAGE. The orthopedic device industry has been historically litigious and the Company faces an inherent business risk of financial exposure to product liability claims. Such claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations. Since the Company's spinal products are designed to be permanently implanted in the human body, manufacturing errors or design defects could result in injury or death to the patient, and could result in a recall of Cross, products and substantial monetary damages. The Company has been named as a defendant in more than 500 cases alleging principally that the Company participated in an industry-wide conspiracy to market pedicle screw implants. The Company anticipates that additional similar suits will be filed in the future. The Company has also been named a defendant in 15 cases alleging claims of products liability for defective products manufactured by the Company. The Company's current liability insurance coverage limits are $5,000,000 per occurrence per year and $5,000,000 in the aggregate per year. There can be no assurance that the Company will not experience losses to the extent that its insurance coverage is not adequate to cover the cost of defending these and similar suits that may be filed in the future or the cost of settling such claims or paying any adverse judgements. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. See "Legal Proceedings."

        PRODUCT CONCENTRATION AND OBSOLECENSE. The Company anticipates that most of its spinal implant sales and sales growth in the future, if any, will come from the SYNERGY(TM) Spinal Implant System. In addition, the Company's current primary product development efforts involve a cervical version and a titanium version of the SYNERGY(TM) Spinal Implant System. There can be no assurance that the Company will be successful in marketing the SYNERGY(TM) Spinal Implant System or that a competitor will not introduce a superior product or technology. In either event, the Company may not be able to produce sufficient sales to achieve profitability.

        DEPENDENCE ON SUPPLIERS. The Company does not manufacture the components for its CPM devices or its spinal implants and instruments and is dependent upon several suppliers for the production of such components and expects to continue to be dependent upon such manufacturers for the foreseeable future. The Company is dependent upon these manufacturers for timely and cost-effective manufacturing services. In the event that the Company is unable to obtain components, or obtain such components on commercially reasonable terms, it may not be able to manufacture or distribute its products on a timely and competitive basis, or at all. See "Business - Manufacturing and Quality Control."

        LIMITATIONS ON THIRD-PARTY REIMBURSEMENT. The Company's ability to sell its products will depend in part on the extent to which reimbursement for the cost of such products and related treatments will be available to patients under domestic and foreign governmental health programs, private health insurance, managed care organizations, workers' compensation insurers, and other similar programs. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payers to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain surgical procedures. There can be no assurance that adequate third-party reimbursement will continue to be available for the Company's products. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures, such as spinal fusions. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. In addition, hospitals and other health care providers have become increasingly price competitive and, in some cases, have put pressure on medical suppliers to lower their prices. Any reductions in coverage or price limitations by third-party payors could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Third-Party Reimbursement."

        CONCENTRATION OF OWNERSHIP; ANTI-TAKEOVER PROVISIONS. The Company's directors and officers and their affiliates beneficially own approximately 40.9% of the outstanding Common Stock. Accordingly, these persons have the ability to exert significant influence over the business affairs of the Company, including the ability to influence the election of directors and the results of voting on all matters requiring stockholder approval. The Company has adopted certain anti-takeover measures which, individually or collectively, may be disadvantageous in that they may discourage takeovers in which stockholders might receive a substantial premium for some or all of their shares of Common Stock.

        VOLATILITY OF MARKET PRICE. Market prices for securities of orthopedic device companies have historically been highly volatile. Quarterly operating results of the Company, the announcement of technological innovations or new products by the Company or its competitors, governmental regulation, timing of regulatory approvals, developments related to patents or proprietary rights or publicity regarding actual or potential malfunctions of the Company's or its competitors' products may cause the market price of the Common Stock to fluctuate substantially.

ITEM 2.  PROPERTIES.

        The Company leases space for its principal offices and production facilities in Columbus, Ohio under a rental agreement which expires in June, 1996. The space is allocated to the Company's office and production facilities as follows: approximately 7,500 square feet are used as office space, 23,000 square feet are used as manufacturing space, and 2,500 square feet are used for engineering activities. The facility is located at 4140 Fisher Road, Columbus, Ohio. Additionally, Cross leases office space just over 2,000 square feet at 4168 Fisher Road, Columbus, Ohio.

        On February 8, 1996, the Company entered into a lease for its new office and production facilities in Columbus, Ohio. The lease term begins on April 1, 1996, and terminates on June 1, 2001. The Company anticipates moving into this facility in May 1996. The new lease covers 27,680 square feet and which the Company plans to use for office, manufacturing, and engineering activities. The facility is located at 5160-D Paul G. Blazer Memorial Parkway, Dublin, Ohio 43017.

ITEM 3.  LEGAL PROCEEDINGS.

        The nature of the Company's business subjects the Company to product liability and related claims from time to time. The Company maintains a claims made product liability insurance policy with per occurrence ($50,000) and aggregate ($250,000) retention limits. Beyond these retention limits, the policy covers aggregate insured claims made during each policy year up to $5,000,000. The Company believes that it has adequate insurance for its business, but there can be no assurance that future operating results will not be materially adversely affected by the final resolution of pending cases or future claims.

        The Company and other spinal implant manufacturers were named as defendants in various purported class action product liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by the Company and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and on February 22, 1995, Chief Judge Emeritus Lewis C. Bechtle denied class certification. The federal court lawsuits before Judge Bechtle will remain coordinated for further pretrial purposes but are individual lawsuits. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members. The Company has been named as a defendant, among others, in approximately 500 such lawsuits. The Company believes that only 15 of such cases involve individual plaintiffs utilizing implants supplied by the Company. The Company cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. Most of such lawsuits are pending in federal courts and are in preliminary stages. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's products liability insurance policies, the Company believes that it has affirmative defenses, including, without limitation, preemption, and that these individual lawsuits are otherwise without merit.
All pending cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. There can be no assurance, however, that the $5,000,000 per policy year limit of the Company's coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of products liability insurance coverage at commercially reasonable premiums.

        In addition to the above, in the ordinary course of business the Company has been named as a defendant in various other legal proceedings. The Company has denied liability in all such lawsuits and is vigorously defending the same. The Company believes that it has adequate insurance for its business, but there can be no assurance that future operating results will not be materially adversely affected by the final resolution of these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

        Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

        The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market under the symbol "DANN." The following table sets forth, for the periods indicated, the high and low bid prices per share for the Common Stock as reported by the Nasdaq SmallCap Market. Such bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                               HIGH            LOW
                                               ----            ---
   1993
     First Quarter ..........................  $ 3.125        $2.00
     Second Quarter .........................    2.75          2.00
     Third Quarter ..........................    2.50          2.0625
     Fourth Quarter .........................    2.125         1.50

   1994
     First Quarter ..........................  $ 4.375        $1.8125
     Second Quarter .........................    4.125         2.625
     Third Quarter ..........................    4.125         3.125
     Fourth Quarter .........................    4.50          3.625

   1995
     First Quarter ..........................  $ 4.375        $3.875
     Second Quarter .........................   10.00          4.00
     Third Quarter ..........................   10.50          7.125
     Fourth Quarter .........................    7.875         5.375

        On March 25, 1996, the last reported bid price of the Common Stock on The Nasdaq SmallCap market was $7.125. At March 25, 1996, there were 418 holders of record of the outstanding Common Stock.

        The Company has not declared or paid any cash dividends or distributions on the Common Stock. The Company intends to retain its earnings to finance the growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of the Company's Board of Directors, subject to the terms of the Company's revolving credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data presented below for, and as of the end of, each of the years in the five year period ended December 31, 1995 is derived from the audited financial statements of the Company. The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                             YEARS ENDED DECEMBER 31,
                                                      (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:                             1995         1994         1993          1992         1991
                                                          ----         ----         ----          ----         ----
Revenue ...........................................     $12,584       $10,154      $9,313        $7,394       $8,444
Cost of goods sold ................................       6,360         5,128       5,428         3,741        4,341
Gross margin ......................................       6,224         5,026       3,885         3,653        4,103
Selling, general and administrative expenses ......       5,215         3,394       3,201         2,594        2,525
Research and development expenses .................       1,147         1,324       1,248           982          961
Operating income (loss) ...........................        (138)          308        (564)           77         617
Interest expense ..................................         289           158         156           192          144
Income (loss) before income taxes .................        (431)          210        (682)         (103)         516
Net income (loss) .................................        (359)           81        (774)          (48)         401
Net income (loss) per share .......................      ($0.08)        $0.02      ($0.18)       ($0.01)       $0.09

BALANCE SHEET DATA:
Working capital ...................................     $ 3,186       $ 2,614      $ 2,025       $3,767       $3,510
Total assets ......................................       9,517         7,433        5,798        7,667        6,955
Short-term obligations ............................       3,406         2,177        1,800          898          529
Long-term obligations .............................         874             8           45        2,138        1,553
Total shareholders' equity ........................       3,522         3,390        3,008        3,727        3,745
- ---------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

        The Company participates in two segments of the orthopedic device market, spinal implants and orthopedic recovery products. Since the Company's entry into the spinal implant market in 1988, revenues from spinal implant sales have grown to over $4,000,000 in 1995. As a result of the receipt of FDA marketing clearance for the SYNERGY(TM) Spinal Implant System in July 1995, the Company believes spinal implant revenues will continue to grow. The Company is also a major supplier of CPM devices to the orthopedic rehabilitation market. The Company has been manufacturing CPM devices and other recovery products since 1983. In 1994, the Company implemented a strategy to enter the orthopedic home care rental market in order to expand the geographic distribution of the Company's recovery products into those areas where the Company did not have a strong distribution network.

        Shown below for the years indicated are the percentages that certain items in the Company's Consolidated Statement of Operations bear to total revenue.

                                            Years Ended December 31,
                                  -----------------------------------------
                                  1995              1994              1993
                                  ----              ----              ----
Net sales                         93.7%             99.3%             99.4%
Lease and rental revenue           6.3               0.7               0.6
                                 -----             -----             -----
                                 100.0%            100.0%            100.0%
Cost of goods sold                50.5              50.5              58.3
Sales and marketing               25.4              18.3              18.8
General and administrative        16.0              15.1              15.6
Research and development           9.1              13.0              13.4
Interest expense                   2.3               1.6               1.7
Other income (expense)              --               0.6               0.4
Income (loss) before taxes        (3.4)              2.1              (7.3)
Income taxes (benefit)            (0.6)              1.3               1.0
Net income (loss)                 (2.8)%             0.8%             (8.3)%


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

        For 1995 total net revenues increased 24% to $12,584,000 from $10,154,000 for 1994. The net revenues increase was primarily attributable to an increase in net revenues of spinal implant products and increased recovery products rental revenues. Spinal implant product net sales increased 42% to $4,091,000 for 1995 compared to $2,880,000 for 1994. This increase was principally a result of the Company's receipt of 510(k) marketing clearance for its SYNERGY(TM) Spinal Implant System in July 1995. Sales and rentals of the Company's CPM devices and other orthopedic recovery products increased 17% to $8,493,000 in 1995 from $7,274,000 in 1994. The increase is primarily a result of penetration into the recovery products home care rental market.

        Cost of goods sold was 50.5% of total revenue for both 1995 and 1994. Cost of goods sold totaled $6,360,000 for 1995 and $5,128,000 for 1994. Cost of goods sold relating to spinal implant products increased as a percentage of spinal implant product revenues to 48.8% in 1995 from 41.3 % in 1994. This increase is primarily related to an inventory allowance established for the Company's Puno/Winter/Byrd spinal implant systems as well as a higher percentage of lower margin sales of surgical instruments in connection with the introduction of the SYNERGY(TM) Spinal Implant System. Without these factors, cost of goods sold as a percentage of spinal implant product revenues would have remained constant in 1995. Cost of goods sold related to the sale and rental of recovery products decreased to 51.4% of recovery product net revenues in 1995 from 54.2% in 1994 as revenue from lower cost products and services increased in 1995. The Company continually evaluates material and production costs in an effort to reduce costs on all products.

        Selling, general and administrative expenses increased to 41.4% in 1995 from 33.4% in 1994. In 1995, the Company commenced marketing the SYNERGY(TM) Spinal Implant System in the United States after FDA marketing clearance was received in the third quarter. The increased expenses related to these efforts include, but are not limited to, those associated with the expansion of the Company's distribution network, increased surgeon training, and additional promotional and marketing expenses. As a percentage of spinal implant products revenue, selling, general and administrative expenses decreased to 63.9% in 1995 from 65.9% in 1994. It is anticipated that, as a percentage of spinal implant products revenue, these expenses will continue to decrease if sales of spinal implants increase as planned. The Company also incurred additional selling, general and administrative expenses relating to the sale and rental of its recovery products as it entered the recovery products home care rental market. As a percentage of recovery products revenue, selling, general and administrative expenses increased to 30.6% in 1995 from 20.5% in 1994. By entering the care rental market, the Company is able to provide distribution of recovery products in territories where the Company has little or no distribution network. It is anticipated that, as a percentage of recovery products revenue, these expenses will begin decreasing if the Company continues its penetration into the recovery products home rental market as planned.

        Research and development expenses decreased as a percentage of revenue to 9.1% in 1995 from 13.0% in 1994. In 1995, the Company continued its investment in research and development in spinal implant products. As a percentage of spinal implant products revenue, the investment decreased to 21.0% in 1995 from 33.9% in 1994. However, in actual dollars, the reduction was only approximately $118,000 due to increased investment in 1994 relating to the submission of the SYNERGY(TM) Spinal Implant System to the FDA for marketing clearance. In 1996, the Company will continue to invest in the development of new spinal implant products and anticipates additional product submissions to the FDA for marketing clearance. Research and development expenses relating to the recovery products business are less than 5% of recovery products revenue. The Company continues to explore ways to expand its recovery products line and maintains a program to improve the current product line.

        Interest expense for the year increased as a result of additional borrowings for working capital.

        The Company recognized a tax benefit of $72,000 in 1995 compared with a tax expense of $129,000 in 1994. The Company's effective tax rate is less than statutory rates as a result of an increase in the valuation allowance used to reduce the benefit of research and development tax credits and net operating losses. Research and development tax credit carryforwards were approximately $361,000 at December 31, 1995, expiring at various times through December 31, 2010. The Company believes that the valuation allowance is appropriate until such time as the operations of its spinal implant products segment becomes profitable.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

        Total net revenues increased 9% to $10,154,000 in 1994 from $9,313,000 in 1993 as a result of steady sales of the Company's recovery products and increased sales of spinal implant products. Spinal implant net revenues increased to $2,880,000 in 1994 from $1,360,000 in 1993. Recovery product revenues decreased to $7,274,000 in 1994 from $7,953,000 in 1993 primarily as a result of customers' concerns about proposed health care reform.

        Cost of goods sold decreased to 50.5% in 1994 from 58.3% in 1993. Cost of goods sold relating to spinal implant products increased as a percentage of spinal implant product revenues to 41.3% in 1994 from 26.3% in 1993 as the Company initiated international sales of the SYNERGY(TM) Spinal Implant System. The increase was caused by a higher percentage of lower margin sales to international distributors in connection with introduction of the SYNERGY(TM) Spinal Implant System into foreign markets. Cost of goods sold for the Company's recovery products as a percentage of recovery product revenues decreased to 54.2% in 1994 from 63.7% in 1993. This decrease was impacted by a charge to cost of goods sold in 1993 for excess and obsolete inventory of approximately $600,000 or 7.5% of revenue.

        Selling, general and administrative expenses decreased slightly to 33.4% in 1994 from 34.3% in 1993. As spinal implant revenue grew in 1994, the expenses relating to the spinal implant business decreased, as a percentage of spinal implant revenue, to 65.9% in 1994 from 98.9% in 1993. For the recovery products business, these expenses decreased as a percentage of recovery products revenue to 20.5% in 1994 from 23.3% in 1993 due primarily to a reserve established for approximately $185,000 owed to the Company by a customer due to concerns about the customer's financial condition. In 1994, the Company repossessed substantially all of the assets of the customer and recovered approximately $110,000 of the amount previously reserved. Excluding this transaction, selling, general and administrative expenses as a percentage of recovery products revenue increased slightly to 22.1% in 1994 from 21.0% in 1993.

        In 1994, research and development expenses relating to spinal implant products decreased as a percentage of spinal implant product revenue to 33.9% in 1994 from 58.8% in 1993. However, in actual dollars, research and development expenses increase approximately $177,000.

        Interest expense remained constant as a percentage of total revenues in 1994 from 1993.

        The Company recorded a tax expense of $129,000 in 1994 compared to a tax expense of $92,000 in 1993.

        The 1994 effective income tax rate is in excess of statutory tax rates primarily as a result of an increase in the valuation allowance used to reduce the tax benefit of research and development tax credit carryforwards and the future tax benefit of deductions generated principally by reserves established in prior years.


LIQUIDITY AND CAPITAL RESOURCES

        Working capital increased to $3,186,000 at December 31, 1995 from $2,614,000 at December 31, 1994. The current ratio (ratio of current assets to current liabilities) remained constant at 1.6 to 1 at December 31, 1995 and December 31, 1994.

        In 1995, the cash flows used in operating activities were $2,311,000 compared to $556,000 in 1994. The primary reason for reduced cash flows from operating activities in 1995 related to increases in accounts receivable and inventories. Accounts receivable increased 29% to $3,497,000 at December 31, 1995 from $2,705,000 at December 31, 1994, as a result of the increase in revenues in 1995. Inventories increased 27% to $4,227,000 at December 31, 1995 from $3,316,000 at December 31, 1994, reflecting an increase in inventory to support the higher level of sales and the market introduction of the SYNERGY(TM) Spinal Implant System.

        Cash flows used in investing activities were $162,000 in 1995 compared to $90,000 in 1994. Capital expenditures were $183,000 in 1995 compared to $295,000 in 1994. In 1994, the Company sold manufacturing equipment related to its recovery products business for $318,000, of which $205,000 was received in cash.

        Cash flows provided by financing activities were $2,470,000 in 1995 compared to $603,000 in 1994. The primary source of cash flows from financing activities in 1995 was from additional borrowings and proceeds from the exercise of stock options and warrants. In 1995, the Company increased its revolving line of credit facility to $3,000,000 and added a $1,000,000 five year term note.

        The nature of the Company's business subjects the Company to product liability and related claims from time to time. The Company believes that it has adequate insurance for its business, but there can be no assurance that the Company's liquidity will not be materially adversely affected by the final resolution of pending cases or future claims.

           At December 31, 1995, the Company had borrowed $3,000,000 of its revolving line of credit and reported an overdraft of $167,000. At that date, the Company was not in compliance with certain of the financial covenants in the loan facility agreement. Effective as of December 31, 1995, the bank waived the noncompliance and amended the financial covenants to make them less restrictive. The revolving credit line facility expires on June 30, 1996. The Company believes that it will be able to renew the facility on substantially similar terms on or prior to that date. If the Company's SYNERGY(TM) Spinal Implant System sales increase as planned, the Company recognizes the need for capital to support the anticipated growth. Therefore, in addition to working capital, bank commitments and funds anticipated to be generated by operations, the Company is currently investigating several financing options to support growth and expansion needs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Consolidated Financial Statements of the Company, together with reports thereon from Coopers & Lybrand L.L.P. (dated March 27, 1996), are set forth on pages F-1 though F-23 hereof (see Item 14 of this Annual Report for the Index).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        In accordance with General Instruction G(3) of Form 10-K, the information appearing under the caption "Election of Directors" and the subcaptions "Meetings and Committees of the Board of Directors" and "Officers and Significant Employees" of the Company's Definitive Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 22, 1996, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

        In accordance with General Instruction G(3) of Form 10-K, the information appearing under the subcaptions "Compensation of Officers and Directors", and "Stock Options", and "Compensation of Directors" and "Employment Contracts" of the Company's Definitive Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 22, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        In accordance with General Instruction G(3) of Form 10-K, the information appearing under the subcaption "Security Ownership of Certain Beneficial Owners" and the caption "Election of Directors" of the Company's Definitive Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 22, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In accordance with General Instruction G(3) of Form 10-K, the information appearing under the subcaption "Related Party Transactions" of the Company's Definitive Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 22, 1996, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)   THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

      FINANCIAL STATEMENTS AND SCHEDULE

        Report of Independent Accountants

        Consolidated Balance Sheet as of December 31, 1995 and 1994

        Consolidated Statement of Operations for the three years ended December 31, 1995, 1994 and 1993

        Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 1995, 1994 and 1993

        Consolidated Statement of Cash Flows for the three years ended December 31, 1995, 1994 and 1993

        Notes to the Consolidated Financial Statements


        Financial statement schedule:

           Report of Independent Accountants on Financial Statement Schedule

           II. Valuation and Qualifying Accounts

        Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.


                       DANNINGER MEDICAL TECHNOLOGY, INC.
                              REPORT ON FORM 10-K

                                 EXHIBIT INDEX

EXHIBIT
NO.                                 DESCRIPTION                                              PAGE NUMBER
- -------                             -----------                                              -----------
3(a)                  Certificate of Incorporation of Danninger             Previously filed as Exhibit 3(a) to Form 10
                      Medical Technology, Inc.                              (file number 0-16893) filed May 3, 1988, and
                                                                            incorporated herein by reference.

3(B)                  Bylaws of Danninger Medical Technology,               Previously filed as Exhibit 3(b) to Form 10
                      Inc.                                                  (file number 0-16893) filed May 3 1988, and
                                                                            incorporated herein by reference.

4                     Reference is made to Articles FOURTH,                 Previously filed as Exhibit 4 to Form 10 (file
                      EIGHTH, NINTH and TENTH of the                        number 0-16893) filed May 3, 1988, and
                      Certificate of Incorporation of the Company           incorporated herein by reference.
                      and Articles II, III, IV, VI, VII and VIII of
                      the Company's Bylaws.  Instruments
                      defining the rights of holders of long-term
                      debt will be furnished to the Securities and
                      Exchange Commission upon request.

10(a)                 Business Purpose Revolving Promissory                 Previously filed as Exhibit 10(a) to Annual
                      Note, dated February 13, 1995, in the                 Report on Form 10-K (file number 0-16893)
                      amount of $400,000 payable to Bank One,               filed on March 30, 1995, and incorporated
                      Columbus, N.A. by Danninger Medical                   herein by reference.
                      Technology, Inc. and Cross Medical
                      Products, Inc.

10(b)                 Non-Titled Personal Property Security                 Previously filed as Exhibit 10(b) to Annual
                      Agreement, dated February 13, 1995,                   Report on Form 10-K (file number 0-16893)
                      granting Bank One Columbus, N.A. a                    filed on March 30, 1995, and incorporated
                      security interest in all inventory, raw               herein by reference.
                      materials, work in process, supplies,
                      accounts, general intangibles, chattel paper,
                      instruments, other forms of obligations and
                      receivables, goods, equipment, machinery,
                      supplies and other personal property of
                      Danninger Medical Technology, Inc.

10(c)                 Non-Titled Personal Property Security                 Previously filed as Exhibit 10(c) to Annual
                      Agreement, dated February 13, 1995,                   Report on Form 10-K (file number 0-16893)
                      granting Bank One Columbus, N.A. a                    filed on March 30, 1995, and incorporated
                      security interest in all inventory, raw               herein by reference.
                      materials, work in process, supplies,
                      accounts, general intangibles, chattel paper,
                      instruments, other forms of obligations and
                      receivables, goods, equipment, machinery,
                      supplies and other personal property of
                      Cross Medical Products, Inc.

10(d)                 Loan Agreement, dated September 23, 1994,             Previously filed as Exhibit 10 to Form 10 (file
                      in the amount of $2,500,000 payable to Bank           number 0-16893) filed November 14, 1994,
                      One, Columbus, N.A. by Danninger Medical              and incorporated herein by reference.
                      Technology, Inc., and Cross Medical
                      Products, Inc., secured by accounts
                      receivable, lease receivables, contract rights,
                      chattels, general intangibles, notes, drafts,
                      acceptances and other forms of obligations
                      and inventory, goods, merchandise, and all
                      other personal property of Danninger
                      Medical Technology, Inc. and Cross Medical
                      Products, Inc.

10(e)                 Loan Agreement, dated June 26, 1995, by               Previously filed as Exhibit 10 to Form 10-Q
                      and among Danninger Medical Technology,               (file number 0-16893) filed August 14,
                      Inc., Cross Medical Products, Inc., Recovery          1995, and incorporated herein by reference.
                      Services, Inc., and Bank One, Columbus,
                      N.A.

10(f)                 Amendment to Loan Agreement, dated                    Page 51.
                      March 27, 1996, by and among
                      Danninger Medical Technology, Inc., Cross
                      Medical Products, Inc., Recovery Services,
                      Inc., and Bank One, Columbus, N.A.


The following are management contracts and compensatory plans and arrangements in which directors or executive officers participate:

10(g)                 Confidentiality, Assignment and                       Previously filed as Exhibit 10(a) to Form 10
                      Non-Competition Agreement for Key                     (file number 0-16893) filed May 3, 1988, and
                      Personnel, dated September 10, 1984,                  incorporated herein by reference.
                      between Danninger Medical Technology,
                      Inc. and Edward R. Funk.*

10(h)                 Schedule identifying material details of other        Previously filed as Exhibit 10(h) to Annual
                      agreements substantially identical to Exhibit         Report on Form 10-K (file number 0-16893)
                      10(g).*                                               filed on March 30, 1995, and incorporated
                                                                            herein by reference.

10(i)                 Amended and Restated 1984 Incentive                   Previously filed as Exhibit 10(e) to Annual
                      Stock Option Plan, reserving                          Report on Form 10-K (file number 0-16893)
                      750,000 shares of Common Stock, as                    filed March 30, 1993, and incorporated herein
                      amended by the Board of Directors                     by reference.
                      on April 2, 1992.*

10(j)                 Form of Stock Option Agreement                        Previously filed as Exhibit 10(f) to Annual
                      Under the Amended and Restated 1984                   Report on Form 10-K (file number 0-16893)
                      Incentive Stock Option Plan.*                         filed March 30, 1993, and incorporated herein
                                                                            by reference.

10(k)                 Amended and Restated 1984                             Previously filed as Exhibit 10(h) to Annual
                      Non-Statutory Stock Option Plan,                      Report on Form 10-K (file number 0-16893)
                      reserving 300,000 shares of Common                    filed March 30, 1993, and incorporated herein
                      Stock, as amended by the Board of                     by reference.
                      Directors on April 2, 1992.*

10(l)                 Form of Stock Option Agreement                        Previously filed as Exhibit 10(i) to Annual
                      Under the Amended and Restated 1984                   Report on Form 10-K (file number 0-16893)
                      Non-Statutory Stock Option Plan.*                     filed March 30, 1993, and incorporated herein
                                                                            by reference.

10(m)                 1994 Stock Option Plan, reserving 600,000             Previously filed as Exhibit 10(c) to Form 10
                      shares of Common Stock.*                              (file number 0-16893) filed August 12, 1994,
                                                                            and incorporated herein by this reference.

10(n)                 Form of Indemnification Agreement between             Previously filed as Exhibit 10(x) to Form 10
                      Danninger Medical Technology, Inc. and its            (file number 0-16893) filed May 3, 1988, and
                      directors.*                                           incorporated herein by reference.

10(o)                 Schedule identifying material details of other        Previously filed as Exhibit 10(o) to Annual
                      Indemnification Agreements substantially              Report on Form 10-K (file number 0-16893)
                      identical to Exhibit 10(n).*                          filed on March 30, 1995, and incorporated
                                                                            herein by reference.

10(p)                 Employment Agreement between Danninger                Previously filed as Exhibit 10(a) to Form 10
                      Medical Technology, Inc. and Edward R.                (file number 0-16893) filed August 12, 1994,
                      Funk.*                                                and incorporated herein by this reference.

10(q)                 Employment Agreement between Cross                    Previously filed as Exhibit 10(b) to Form 10
                      Medical Products, Inc. and Edward R.                  (file number 0-16893) filed August 12, 1994,
                      Funk.*                                                and incorporated herein by this reference.

11                    Statement Regarding Computation of Net                Page 52.
                      Income Per Share.

21                    List of Subsidiaries.                                 Previously filed as Exhibit 21 (file number 0-
                                                                            16893) filed March 31, 1995, and
                                                                            incorporated herein by this reference.

23                    Consent of Coopers & Lybrand L.L.P.                   Page 53.

24                    Powers of Attorney.                                   Page 54.

27                    Financial Data Schedule                               Page 56.

- -------------------------------
*Management Contract or Compensatory Plan

(B)     REPORTS ON FORM 8-K

        None.

(C)     EXHIBITS

        The exhibits to this report begin at page 51.

(D)     FINANCIAL STATEMENT SCHEDULE

        The Financial Statement Schedule of the Company, together with report thereon from Coopers & Lybrand L.L.P. (dated March 27, 1996), are set forth on pages F-24 though F-25 hereof.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 27, 1996                       DANNINGER MEDICAL TECHNOLOGY, INC.


                                              By:  /S/ Joseph A. Mussey
                                                 -----------------------
                                                 Joseph A. Mussey
                                                 Chief Executive Officer,
                                                 President and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                                  TITLE                                          DATE
       ---------                                  -----                                          ----
  /s/ Joseph A. Mussey              President, Chief Executive Officer,             )       March 27, 1996
- -------------------------           Treasurer and Director                          )
    Joseph A. Mussey                (Principal Executive Officer)                   )
                                                                                    )
  /s/ Paul A. Miller                Vice President and Chief Financial              )       March 27, 1996
- -------------------------           Officer (Principal Financial and                )
    Paul A. Miller                  Accounting Officer)                             )
                                                                                    )
  /s/ Edward R. Funk                Chairman of the Board of Directors              )       March 27, 1996
- -------------------------                                                           )
    Edward R. Funk                                                                  )
                                                                                    )
  /s/ Daniel A. Funk                Director                                        )       March 27, 1996
- -------------------------                                                           )
  Daniel A. Funk, M.D.                                                              )
                                                                                    )
  /s/ Daniel A. Gregorie            Director                                        )       March 27, 1996
- -------------------------                                                           )
 Daniel A. Gregorie, M.D.                                                           )
                                                                                    )
  /s/ Herbert J. Kahn               Director                                        )       March 27, 1996
- -------------------------                                                           )
    Herbert J. Kahn                                                                 )
                                                                                    )
  /s/ Curtis A. Loveland            Director                                        )       March 27, 1996
- -------------------------                                                           )
    Curtis A. Loveland                                                              )
                                                                                    )
  /s/ C. Craig Waldbillig           Director                                        )       March 27, 1996
- -------------------------                                                           )
    C. Craig Waldbillig                                                             )
                                                                                    )

  /s/ Peter H. Williams                 Director                                    )       March 27, 1996
- -------------------------                                                           )
    Peter H. Williams                                                               )
                                                                                    )
  /s/ Robert J. Williams                Director                                    )       March 27, 1996
- -------------------------                                                           )
    Robert J. Williams                                                              )


*By:   /s/ Joseph A. Mussey
     -------------------------
     Joseph A. Mussey, attorney-in-fact
     for each of the persons indicated


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
Danninger Medical Technology, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Danninger Medical Technology, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danninger Medical Technology, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


Columbus, Ohio
March 27, 1996

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEET, December 31, 1995 and 1994

                                 (In thousands)

                                   ----------

                                     ASSETS

                                                  1995        1994
                                                  ----        ----
Current assets:
  Cash                                                      $     3
  Accounts receivable trade (net of
      allowance for doubtful accounts
      of $204 and $131 for 1995
      and 1994, respectively)                     $ 3,497     2,705
  Inventories                                       4,227     3,316
  Prepaid expenses and other current assets           409       498
  Deferred income taxes                               174       127
                                                  -------    ------
      Total current assets                          8,307     6,649
                                                  -------    ------
Property and equipment, net                           724       487
                                                  -------    ------
Other assets:
  Notes receivable                                               85
  Other assets                                        304       171
  Deferred taxes                                      182        41
                                                  -------    ------
      Total assets                                $ 9,517   $ 7,433
                                                  =======   =======


                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                    (In thousands except for share amounts)

                                   ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    1995     1994
                                                    ----     ----
Current liabilities:
  Cash overdraft                                  $   167
  Current portion, term debt                        3,380   $ 2,140
  Current portion, capital lease
      obligations                                      26        37
  Accounts payable, trade                           1,146     1,532
  Accrued expenses and other liabilities              402       326
                                                  -------    ------
      Total current liabilities                     5,121     4,035
                                                  -------    ------
Term debt, net of current maturities                  839
                                                  -------
Obligations under capital leases, net
      of current maturities                            35         8
                                                  -------    ------
Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value:
    Authorized, 10,000,000 shares; issued
        and outstanding 4,707,490 and
        4,551,390 shares for 1995 and 1994,
        respectively                                   47        46
  Paid-in capital                                   3,367     2,877
  Retained earnings                                   108       467
                                                  -------    ------
       Total shareholders' equity                   3,522     3,390
                                                  -------    ------
       Total liabilities and
           shareholders' equity                   $ 9,517   $ 7,433
                                                  =======   =======


              See notes to the consolidated financial statements.

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

           for the three years ended December 31, 1995, 1994 and 1993

                      (In thousands except share amounts)

                                   ----------

                                     1995           1994           1993
                                     ----           ----           ----
Revenue:
  Net sales                        $ 11,785       $ 10,083       $  9,254
  Lease and rental revenue              799             71             59
                                   --------       --------       --------
                                     12,584         10,154          9,313
Cost of goods sold                    6,360          5,128          5,428
                                   --------       --------       --------
 Gross margin                         6,224          5,026          3,885
                                   --------       --------       --------
Operating expenses:
  Sales and marketing                 3,201          1,858          1,750
  General and administrative          2,014          1,536          1,451
  Research and development            1,147          1,324          1,248
                                   --------       --------       --------
                                      6,362          4,718          4,449
                                   --------       --------       --------

    Operating income (loss)            (138)           308           (564)

Other income (expense):
  Interest expense                     (289)          (158)          (156)
  Other income (expense), net            (4)            60             38
                                   --------       --------       --------
                                       (293)           (98)          (118)
                                   --------       --------       --------
        Income (loss) before
           income taxes                (431)           210           (682)
                                   --------       --------       --------
Income taxes (benefit):
  Federal:
    Current                                                           155
    Deferred                           (100)           100           (101)
  State and local                        28             29             38
                                   --------       --------       --------
                                        (72)           129             92
                                   --------       --------       --------
          Net income (loss)       $    (359)      $     81      $    (774)
                                  =========       ========      =========
Earnings per share:
  Net income (loss) per share         $(.08)          $.02          $(.18)
                                      =====           ====          =====
Weighted average shares
    outstanding including common
    stock equivalents             4,661,332      4,695,418      4,420,312
                                  =========      =========      =========


              See notes to the consolidated financial statements.

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

           for the three years ended December 31, 1995, 1994 and 1993

                                 (In thousands)

                                   ----------

                       Number
                         Of
                       Shares
                        Out-        Common      Paid-In      Retained
                      standing      Stock       Capital      Earnings     Total
                      --------      ------      -------      --------     -----
Balance, January 1,    4,401         $44        $2,523        $1,160      $3,727
      1993

  Exercise of
      stock options
      for shares of
      common stock       30                         49                        49
  Tax benefit from
      stock options
      exercised                                       6                        6
  Net loss                                                      (774)       (774)
                       -----         ---         ------       ------      ------
Balance, December 31,  4,431          44          2,578          386       3,008
     1993

  Exercise of
      Stock options
      and warrants
      for shares of
      common stock       121           2            262                      264
  Tax benefit from
      stock options
      exercised                                     37                        37
  Net income                                                     81           81
                       -----         ---        ------        ------      ------
Balance, December 31,  4,552          46         2,877          467        3,390
      1994

  Exercise of
      Stock options
      and warrants
      for shares of
      common stock       156           1           402                       403
  Tax benefit from
      stock options
      exercised                                     88                        88
  Net loss                                                      (359)       (359)
                       -----         ---        ------        ------      ------
Balance, December 31,  4,708         $47        $3,367        $  108      $3,522
      1995             =====         ===        ======        ======      ======

              See notes to the consolidated financial statements.
                                      F-5

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

          for the three years ended December 31, 1995, 1994, and 1993

                                 (In thousands)

                                   ----------

                                             1995        1994        1993
                                             ----        ----        ----
Cash flows from operating activities:
  Net income (loss)                         $  (359)    $    81     $ (774)
                                            -------     -------     ------
  Adjustments to reconcile net
   income (loss) to net cash provided
   by (used in) operating activities:
    Depreciation and amortization               257         257        343
    Reserves for doubtful accounts              118         (53)       188
    Gain on sale of fixed assets                            (50)       (21)
    Deferred income taxes                      (100)        100       (100)
    Changes in assets and liabilities:
      Accounts receivable                      (878)     (1,248)      (326)
      Net investment in sales-type leases                   206      1,586
      Inventories                            (1,113)       (580)       252
      Prepaid expenses and other assets          52        (105)       (77)
      Federal income taxes refundable                       (76)
      Accounts payable, accrued
       expenses and other liabilities          (288)        912        204
                                            -------     -------     ------
      Total adjustments                      (1,952)       (637)     2,047
                                            -------     -------     ------
    Net cash provided by (used
     in) operating activities                (2,311)       (556)     1,273
                                            -------     -------     ------
Cash flows from investing activities:
  Payments received on notes
   receivable                                    21                     83
  Purchases of property and equipment          (183)       (295)      (209)
  Proceeds from sale of property
   and equipment                                            205         60
                                            -------     -------     ------
    Net cash used in investing activities      (162)        (90)       (66)
                                            -------     -------     ------


                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                 (In thousands)

                                   ----------

                                                     1995      1994      1993
                                                     ----      ----      ----
Cash flows from financing activities:
  Proceeds from term debt                          $ 4,331     $395     $   435
  Repayment of term debt and
   capitalized lease obligations                    (2,431)     (56)     (1,626)
  Proceeds from exercise of stock options              403      264          49
  Cash overdraft                                       167                  (19)
                                                   -------     ----     -------
    Net cash (used in) provided
     by financing activities                         2,470      603      (1,161)
                                                   -------     ----     -------
    Net increase (decrease) in cash                     (3)     (43)         46
Cash balance at beginning of year                        3       46           0
                                                   -------     ----     -------
    Cash balance at end of year                    $     0     $  3     $    46
                                                   =======     ====     =======
Supplemental disclosures of cash
 flow information:
  Cash paid during the year for:
    Interest                                       $   289     $158     $   156
                                                   =======     ====     =======
    Income taxes (refunds)                         $    28     $ 97     $  (160)
                                                   =======     ====     =======

              See notes to the consolidated financial statements.

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.  DESCRIPTION OF BUSINESS:

    Danninger Medical Technology, Inc. (Danninger) designs, manufactures, and markets, through dealers, products that assist orthopedic patients in their recovery following surgery or trauma. Recovery Services, Inc. (RSI) was established to rent and sell durable medical equipment to orthopedic patients. Cross Medical Products, Inc. (Cross) develops and markets orthopedic surgical instrumentation and implants. In 1992, Cross received the Food & Drug Administration (FDA) 510(k) marketing clearance for general distribution of its Puno\Winter\Byrd (PWB) Lumbosacral System. In 1995 Cross received FDA 510(k) marketing clearance for general distribution of its Synergy Spinal Implant system.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The following is a summary of certain significant accounting policies followed in the preparation of these consolidated financial statements:

         BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of Danninger Medical Technology, Inc. and its wholly-owned subsidiaries, Cross Medical Products, Inc. and Recovery Services, Inc.
         (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

         ACCOUNTING ESTIMATES:

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         EARNINGS PER SHARE:

         Primary earnings per share is calculated based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include options and warrants to purchase common shares that are potentially dilutive using the treasury stock method.
                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------
INVENTORIES:

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following:

          (in thousands)            1995       1994
                                    ----       ----
          Raw materials            $  671     $1,086
          Work-in-process             108         99
          Finished goods            2,686      1,790
          Consigned inventory         762        341
                                   ------     ------
                                   $4,227     $3,316
                                   ======     ======

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method at rates designed to amortize the costs of such items over their estimated useful lives. Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $251,000, $255,000 and
$340,000, respectively.

Expenditures for major improvements are capitalized, while expenditures for repairs and maintenance are charged to operations as incurred. When property and equipment are retired or sold, the cost and related accumulated depreciation or amortization are removed from the accounts with any gain or loss reflected in the results of operations.

The Company transferred $222,000 and $95,000 of inventory to rental equipment during 1995 and 1994, respectively.

Property and equipment are comprised of:

            (in thousands)               1995       1994
                                         ----       ----
            Machinery and equipment     $  656     $  571
            Rental equipment               453        134
            Office furniture and
              fixtures                     286        233
            Computer equipment             569        492
            Leasehold improvements         242        242
                                        ------     ------
                                         2,206      1,672
            Less accumulated
              depreciation               1,482      1,185
                                        ------     ------
                                        $  724     $  487
                                        ======     ======

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

INTANGIBLES:

Other assets include patents and goodwill. Intangible assets including goodwill are amortized on a straight-line basis over their estimated useful lives ranging from five to 17 years. Management periodically evaluates the recoverability of all intangible assets based on estimated future cash flows. Amortization expense for the years ended December 31, 1995, 1994, and 1993 was $6,000, $3,000 and $3,000, respectively.

PRODUCT WARRANTY COSTS:

The Company accrues estimated future costs for product warranty expense based on the number of units in service and the anticipated cost per unit of fulfilling its warranty obligation. Included in accrued expenses at December 31, 1995 and 1994 was $40,000 of accrued product warranty cost.

REVENUE RECOGNITION:

Revenue from the sales of products are recognized upon shipment. Revenue from the rental of equipment is recorded over the period during which the unit is rented.

INCOME TAXES:

Income tax expense is determined on the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of the assets and liabilities and net operating loss and tax credit carryforwards for which income tax benefits will be realized in future years using enacted tax rates. Valuation allowances are provided against deferred tax assets based on estimated future recoverability of the assets.

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

    STOCK COMPENSATION:

    In December 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, which changes the measurement, recognition and disclosure standards for stock-based compensation. Management is currently evaluating the provisions of SFAS No. 123 on the results of operations, and the method of disclosure has not been determined.


3. SALES-TYPE LEASES:

   Prior to 1992, the Company marketed several products through lease arrangements. The leases generally had four-year terms with no buyout or renewal options. The leases were accounted for as sales-type leases with unearned income recognized on the interest method over the term of the lease. During 1992, the Company discontinued this program and renegotiated substantially all of its sales-type leases to amend payment terms.

   In 1994, the Company acted upon a security interest granted by a customer in default of its lease agreement and repossessed substantially all of the assets of the customer. Prior to repossession, the Company's net investment in sales-type leases relating to this customer was $145,000.

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------
4. TERM DEBT:

   Term debt at December 31, 1995 and 1994 was:

   (in thousands)                                1995       1994
                                                 ----       ----
   Revolving credit agreement                   $3,000     $2,140
   Note payable, bank, due in monthly
    installments of $16,667 plus accrued
    interest of prime (8.75% at
    December 31, 1995) plus .75%,
    maturing in June 2000.                         917
   Note payable, finance company due
    in monthly principal payments of
    $6,997 plus accrued interest of
    prime (8.75% at December 31, 1995)
    plus 1.5%, maturing in June 1998.              223
   Note payable, related party,
    payable on demand.                              79
                                                ------     ------
                                                 4,219      2,140
  Less current maturities                        3,380      2,140
                                                ------     ------
                                                $  839     $    0
                                                ======     ======

  Under the terms of the revolving credit agreement, the Company may borrow up to $3,000,000 at the bank's prime interest rate (8.75% at December 31, 1995) plus .5%. The weighted average borrowing rate on short-term borrowings outstanding was 9.34% and 7.80% at December 31, 1995 and 1994, respectively. The borrowings on the revolving credit agreement are due on June 30, 1996. The agreement contains financial covenants requiring the Company to maintain certain financial ratios. At December 31, 1995, the Company was not in compliance with certain of the financial covenants in the loan facility agreement. The bank waived the covenant noncompliance effective December 31, 1995 and amended the financial covenants effective January 1, 1996 to make them less restrictive. Substantially all of the Company's assets are pledged as collateral on the revolving credit agreement and other term debt.

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

   During 1995, the Company obtained a loan from a keyman life insurance policy in the irrevocable life trust of a significant shareholder and director at an interest rate of 8%, payable on the anniversary date of the loan.

   Term debt maturities (in thousands):

                   1996                $3,380
                   1997                   292
                   1998                   247
                   1999                   200
                   2000                   100
                                       ------
                                       $4,219
                                       ======


5. RENTAL AND LEASE AGREEMENTS:

   The Company leases its offices and manufacturing facilities under operating lease agreements which expire on June 30, 1996. The Company has entered into a new lease agreement for its offices and manufacturing facility which will expire on May 31, 2001. Total rent expense was $178,000, $151,000, and $131,000 in 1995, 1994, and 1993, respectively.

   The Company leases certain manufacturing and computer equipment under noncancelable lease agreements that are accounted for as capitalized leases. The leases provide that the Company pay taxes, insurance and maintenance expenses related to the equipment. Leased equipment under capital leases is included in the accompanying consolidated balance sheets as property and equipment with an aggregate cost of $305,000 and $235,000, and accumulated depreciation of $241,000 and $192,000 at December 31, 1995 and 1994, respectively. New capital lease obligations in 1995 were $70,000.

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

   Future minimum payments including the new lease arrangement for the corporate offices and manufacturing facilities (in thousands):

                                               Capital    Operating
        Year Ending December 31,               Leases      Leases
        ------------------------               -------    ---------
                  1996                           $31       $  262
                  1997                            22          283
                  1998                            11          270
                  1999                             6          273
                  2000                             3          276
                  Thereafter                                  115
                                                 ---       ------
      Total minimum lease payments                73       $1,479
                                                           ======
        Less amount representing interest         12
                                                 ---
                                                  61
        Less current maturities                   26
                                                 ---
            Long-term obligations
                    under capital leases         $35
                                                 ===

   The Company rents certain medical products to orthopedic patients following surgery or trauma. The arrangements are accounted for as operating leases with terms generally less than one year. The carrying value of rental equipment was $355,000 and $128,000 at December 31, 1995 and 1994, respectively.


6. NOTES RECEIVABLE:

   In December, 1994, the Company acted upon a security interest it had been granted by a customer and repossessed the collateral which secured the customer's note. As a result of the repossession, the Company settled the note and recognized income for the recovery of previously provided valuation allowances of $76,000 for the year ended December 31, 1994.

   During 1994, the Company sold equipment to a major supplier totalling $113,000. The Company agreed to finance the sale over 48 months at an interest rate based on the published prime rate on the first business day of each month plus an additional one-half percent. The monthly principal payment was $2,360 plus interest calculated on the outstanding principal balance. In 1995, the major supplier settled the remaining balance of the note receivable of $92,000 in exchange for amounts owed by the Company to the supplier.

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

7. FEDERAL INCOME TAX:

   The components of the deferred tax asset are (in thousands):

     Temporary differences:               1995      1994
                                          ----      ----
       Deferred tax assets
         Accounts receivable              $ 68      $  44
         Inventories                       205        162
         Warranty reserve                   12         13
         State and local taxes              13         13
         Net operating loss                295         64
         Tax credit carryforwards          367        332
                                          ----      -----
           Total deferred tax asset        960        628

         Less valuation allowance         (600)      (456)

       Deferred tax liability
         Property and equipment             (4)        (4)
                                          ----      -----
             Net deferred tax asset       $356      $ 168
                                          ====      =====

   The current and non-current components of the net deferred tax asset recognized in the balance sheet are (in thousands):

                                          1995      1994
                                          ----      ----
         Net current asset                $174      $ 127
         Net non-current asset             182         41
                                          ----      -----
             Net asset                    $356      $ 168
                                          ====      =====

   The Company has established a valuation allowance for the future recoverability of deferred tax assets. The allowance has been established based on the Company's historical experience of paying federal income taxes at alternative minimum tax rates and expected limitations on the future use of research and development and alternative minimum tax credit carryforwards. Research and development credit carryforwards were $361,000 at December 31, 1995 and expire as follows: $95,000 in 2006, $77,000 in 2007, $92,000 in
   2008, $61,000 in 2009 and $36,000 in 2010.

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

  The following is a reconciliation of income tax expense to the amount computed at the federal statutory rate:

          (in thousands)                 1995      1994      1993
                                         ----      ----      ----
          Income tax (benefit)
              expense at statutory
              rates                     $(146)    $  72     $(232)
          Increase (reduction) in
              taxes resulting from:

              Research and development
                tax credits               (36)      (82)      (96)

              State and local income
                taxes, net of federal
                income tax benefit         18        20        25

              Valuation allowance          78        39       391

              Other permanent
                differences                14        80         5
                                        -----     -----     -----
                Total income tax
                  expense (benefit)     $ (72)    $ 129     $  93
                                        =====     =====     =====

  Tax benefits credited to equity for stock options exercised were $88,000, $37,000 and $6,000 for the years ending December 31, 1995, 1994 and 1993, respectively.


8. SHAREHOLDERS' EQUITY:

  Pursuant to a license agreement for a patent on certain implant devices, the Company issued warrants to purchase 150,000 shares of common stock at $2.75 each. The warrants vested 50% in each of February 1994 and 1995 and were exercisable through February 1998. The warrants were exercised for 100,000 and 50,000 shares of common stock during 1995 and 1994, respectively.

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

  In January 1984, the Company adopted an Incentive Stock Option Plan (Incentive Plan) which expired on January 27, 1994. The Incentive Plan was administered by the Compensation Committee of the Board of Directors (the Committee) and provided that options be granted to key employees at exercise prices no less than market value on the date the option was granted. All options currently outstanding vest prorata over five years beginning one year from date of grant and expire six years from date of grant. The Company has reserved 750,000 shares of its common stock for distribution under the Incentive Plan.

  Changes in stock options are:

                                                   Number       Per Share
                                                     Of          Option
                                                   Shares         Price
                                                   ------       ---------
        1993
          Granted                                     0
          Exercised                               6,000     $ .9375 - $1.85
          Canceled                               64,000     $ .9375 - $2.9375
          Outstanding at December 31, 1993      229,600     $ .9375 - $2.9375

        1994
          Granted                                82,500     $1.94
          Exercised                              14,640     $ .9375 - $2.38
          Canceled                                1,960     $ .9375 - $1.85
          Outstanding at December 31, 1994      295,550     $ .9375 - $2.9375

        1995
          Granted                                     0
          Exercised                              20,100     $ .9375 - $2.53
          Canceled                                6,400     $1.94   - $2.53
          Outstanding at December 31, 1995      269,000     $1.75   - $2.9375

  Options outstanding and exercisable under the Incentive Plan at December 31, 1995, represent 160,000 shares. The remaining options become exercisable in 1996 - 47,500 shares; 1997 - 30,500 shares; 1998 - 15,500 shares; 1999 -
  15,500 shares.

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

  In April 1984, the Company adopted a Nonstatutory Stock Option Plan (Nonstatutory Plan) which expired on April 26, 1994. The Nonstatutory Plan specified that options be granted to officers, directors, advisors and key employees at a price specified by the Board of Directors on the date the option was granted. The options vest prorata over a period of up to five years beginning one year from date of grant and expire six years from date of grant. The Company has reserved 300,000 shares for distribution under the Nonstatutory Plan.

  Changes in stock options are:

                                                 Number      Per Share
                                                   Of         Option
                                                 Shares        Price
                                                 ------      ---------
        1993
          Granted                                50,000     $2.50
          Exercised                              24,000     $1.75
          Canceled                                4,500     $1.75
          Outstanding at December 31, 1993      160,000     $ .875 - $2.94

        1994
          Granted                                 5,000     $1.94
          Exercised                              56,000     $ .875 - $2.94
          Canceled                               11,500     $ .875 - $2.5652
          Outstanding at December 31, 1994       97,500     $ .875 - $2.94

        1995
          Granted                                     0
          Exercised                              26,000     $1.85  - $2.94
          Canceled                                    0
          Outstanding at December 31, 1995       71,500     $1.94  - $2.94

  Options outstanding and exercisable under the Nonstatutory Plan at December 31, 1995, represent 67,500 shares. The remaining options become exercisable in 1996 through 1999-1,000 shares each year.

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

  In February 1994, the Company adopted the 1994 Stock Option Plan (1994 Plan). The 1994 Plan was intended to replace both the Incentive Plan and the Nonstatutory Plan. The 1994 Plan is administered the Committee. The 1994 Plan provides for the granting of nonstatutory or incentive options to directors, consultants, advisors, or key employees of the Company who are selected by the Committee. Vesting periods are determined by the Committee. The Company has reserved 600,000 shares for distribution under the 1994 Plan.

  Changes in stock options are:

                                                 Number     Per Share
                                                   Of        Option
                                                 Shares       Price
                                                 ------     ---------
        1994
          Granted                                45,000     $3.50
          Exercised
          Canceled
          Outstanding at December 31, 1994       45,000     $3.50

        1995
          Granted                               150,000     $4.25 - $8.875
          Exercised                              10,000     $3.50
          Canceled                                9,000     $4.25
          Outstanding at December 31, 1995      176,000     $3.50 - $8.875

  Options outstanding and exercisable under the 1994 Plan at December 31, 1995, represent 45,000 shares. The remaining options become exercisable in 1996-62,800 shares; 1997-17,800 shares; 1998-16,800 shares; 1999-16,800 shares; 2000-16,800 shares.


9. COMMITMENTS AND CONTINGENCIES:

  The Company maintains a claims made product liability insurance policy with per occurrence ($50,000) and aggregate ($250,000) retention limits. Beyond these retention limits, the policy covers aggregate insured claims made during each policy year up to $5,000,000.

  The Company and other spinal implant manufacturers have been named as defendants in various class action product liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by the Company and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and on February 22, 1995,

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

  the plaintiffs were denied class certification. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members. At March 1, 1996, approximately 500 such lawsuits have been filed in which the Company is a party. Approximately fifteen of such cases involve individual plaintiffs utilizing implants supplied by the Company. The Company cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. The vast majority of such lawsuits are pending in federal courts and are in preliminary stages. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's product liability insurance policies, the Company believes that it has affirmative defenses, including, without limitation, preemption, and that these individual lawsuits are otherwise without merit. An estimate of the amount of loss cannot be made as the Company does not have sufficient information on which to base an estimate. All pending cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. There can be no assurance, however, that the $5,000,000 per annum limit of the Company's coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgements. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of product liability insurance coverage at commercially reasonable premiums.

  In addition to the above, in the ordinary course of business the Company has been named as a defendant in various other legal proceedings. These actions, when finally concluded, will not, in the opinion of the Company, have a material adverse affect upon the financial position or results of operations of the Company. However, there can be no assurance that future quarterly or annually operating results will not be materially adversely affected by the final resolution of these matters.

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable (domestic and international). The Company follows certain guidelines in determining the credit-worthiness of domestic and foreign customers. The credit risk associated with each customer and each country is reviewed before a credit decision is made. All international sales are denominated in U.S. dollars.

  Certain of the Company's accounts receivable result from third party reimbursements that may be dependent on limitations imposed by the payor on the amount of reimbursement. The Company records the receivable and related revenue net of its estimate of such limitations.

  The Company has royalty agreements with the inventors of the spinal implant systems. The Company is obligated to pay the inventors 6% (and increasing 1/2% annually up to 8%) of the net revenues generated from the sales of these spinal implant products.


10.  EMPLOYEE BENEFIT PLAN:

  In January 1992, the Company adopted the Danninger Medical Corporation 401(k) Profit Sharing Plan (the Plan) covering substantially all employees.
  Pursuant to the Plan, employees may make voluntary contributions, and the Company may make matching contributions based on 25% of the employee's contribution, up to 4% of the employee's salary, subject to certain limitations. The Company expensed matching contributions of $17,000, $12,000 and $14,000 during 1995, 1994, and 1993, respectively.


11.  FOURTH QUARTER ADJUSTMENTS:

  During the fourth quarter of 1995, the Company recognized income for the recovery of previously provided valuation allowances of approximately $120,000 relating to inventory which previously was thought would be slow moving. Subsequent to the previous decision to provide a valuation allowance for this inventory, sales continued to support a lower valuation allowance.

  During the fourth quarter of 1994, the Company recognized income for the recovery of previously provided valuation allowances of approximately $177,000 relating to accounts receivable, sales-type lease and notes receivable reserves principally related to the repossession of assets pursuant to a security agreement granted to the Company by a major customer.

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

12. ACQUISITION OF BUSINESS

  During 1995, the Company acquired TROM, Inc., a company that rents and sells durable medical equipment to orthopedic patients, through the purchase of identifiable assets of $95,000 and the assumption of liabilities of $196,000. Other assets in the accompanying consolidated balance sheet includes $101,000 of goodwill which is amortized over five years. The acquisition of TROM, Inc. was accounted for under the purchase method.


13. INFORMATION BY INDUSTRY GROUP AND GEOGRAPHIC AREA:

  The company operates principally in two business segments: recovery products and spinal implants. Danninger and RSI operate in the recovery products industry group, and Cross operates in the spinal implants industry group.

  All assets are located in the United States. Revenues are derived from sales in the United States, Asia, Europe, and other foreign countries.

                                   Continued

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

  Financial information by Industry Group and Geographic Area for the years 1995, 1994, and 1993 is presented below:

  (In thousands)                            1995          1994          1993
                                            ----          ----          ----
  INDUSTRY GROUP
  Revenue
      Recovery Products                    $ 8,493       $ 7,274       $ 7,953
      Spinal Implants                        4,091         2,880         1,360
                                           -------       -------       -------
          Total revenue                    $12,584       $10,154       $ 9,313
                                           =======       =======       =======

  Operating profit
      Recovery Products                    $ 1,239       $ 1,493       $   578
      Spinal Implants                       (1,377)       (1,185)       (1,142)
                                           -------       -------       -------
          Total operating profit (loss)    $  (138)      $   308       $  (564)
                                           =======       =======       =======

  Identifiable assets
      Recovery Products                    $ 4,610       $ 5,017       $ 4,351
      Spinal Implants                        4,907         2,416         1,447
                                           -------       -------       -------
          Total assets                     $ 9,517       $ 7,433       $ 5,798
                                           =======       =======       =======

  Depreciation and amortization
      Recovery Products                    $   212       $   235       $   325
      Spinal Implants                           45            22            18
                                           -------       -------       -------
          Total depreciation and
            amortization                   $   257       $   257       $   343
                                           =======       =======       =======

  Capital expenditures
      Recovery Products                    $    86       $   222       $   209
      Spinal Implants                           97            73
                                           -------       -------       -------
          Total capital expenditures       $   183       $   295       $   209
                                           =======       =======       =======

  GEOGRAPHIC AREA
  Revenue
      United States                        $10,689       $ 8,830       $ 9,011
      Foreign                                1,895         1,324           302
                                           -------       -------       -------
          Total revenue                    $12,584       $10,154       $ 9,313
                                           =======       =======       =======

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


Our report on the consolidated financial statements of Danninger Medical Technology, Inc., and Subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 20 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.


                                              COOPERS & LYBRAND L.L.P.

Columbus, Ohio
March 27, 1996

              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARY

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                      Charged
                                                         Balance      to Costs
                                                            at          and                       Balance
                                                        Beginning     Expenses   (Deductions)     at End
                                                         of Year    (Recoveries)   Additions      of Year
                                                         ------     ------------   ---------      -------
For the year ended December 31, 1995:
Allowance for doubtful accounts                          $130,782    $ 117,890    $ (44,844)     $203,828
Inventory valuation reserve                               329,439      148,535            0       477,974
                                                         --------    ---------    ---------      --------
                                                         $460,221    $ 266,425    $ (44,844)     $681,802
                                                         ========    =========    =========      ========

For the year ended December 31, 1994:
Allowance for doubtful accounts                          $253,836    $ (36,227)   $ (86,827)     $130,782
Inventory valuation reserve                               408,998      (47,397)     (32,162)      329,439
Investment valuation allowance                             17,128      (17,128)           0             0
                                                         --------    ---------    ---------      --------
                                                         $679,962    $(100,752)   $(118,989)     $460,221
                                                         ========    =========    =========      ========

For the year ended December 31, 1993:
Allowance for doubtful accounts                          $ 85,000    $ 171,086    $  (2,250)     $253,836
Inventory valuation reserve                                78,009      622,026     (291,037)      408,998
Investment valuation allowance                                  0       17,128            0        17,128
                                                         --------    ---------    ---------      --------
                                                         $163,009    $ 810,240    $(293,287)     $679,962
                                                         ========    =========    =========      ========

                       DANNINGER MEDICAL TECHNOLOGY, INC.
                              REPORT ON FORM 10-K

                                 EXHIBIT INDEX

EXHIBIT
NO.                                 DESCRIPTION                                              PAGE NUMBER
- -------                             -----------                                              -----------
3(a)                  Certificate of Incorporation of Danninger             Previously filed as Exhibit 3(a) to Form 10
                      Medical Technology, Inc.                              (file number 0-16893) filed May 3, 1988, and
                                                                            incorporated herein by reference.

3(B)                  Bylaws of Danninger Medical Technology,               Previously filed as Exhibit 3(b) to Form 10
                      Inc.                                                  (file number 0-16893) filed May 3 1988, and
                                                                            incorporated herein by reference.

4                     Reference is made to Articles FOURTH,                 Previously filed as Exhibit 4 to Form 10 (file
                      EIGHTH, NINTH and TENTH of the                        number 0-16893) filed May 3, 1988, and
                      Certificate of Incorporation of the Company           incorporated herein by reference.
                      and Articles II, III, IV, VI, VII and VIII of
                      the Company's Bylaws.  Instruments
                      defining the rights of holders of long-term
                      debt will be furnished to the Securities and
                      Exchange Commission upon request.

10(a)                 Business Purpose Revolving Promissory                 Previously filed as Exhibit 10(a) to Annual
                      Note, dated February 13, 1995, in the                 Report on Form 10-K (file number 0-16893)
                      amount of $400,000 payable to Bank One,               filed on March 30, 1995, and incorporated
                      Columbus, N.A. by Danninger Medical                   herein by reference.
                      Technology, Inc. and Cross Medical
                      Products, Inc.

10(b)                 Non-Titled Personal Property Security                 Previously filed as Exhibit 10(b) to Annual
                      Agreement, dated February 13, 1995,                   Report on Form 10-K (file number 0-16893)
                      granting Bank One Columbus, N.A. a                    filed on March 30, 1995, and incorporated
                      security interest in all inventory, raw               herein by reference.
                      materials, work in process, supplies,
                      accounts, general intangibles, chattel paper,
                      instruments, other forms of obligations and
                      receivables, goods, equipment, machinery,
                      supplies and other personal property of
                      Danninger Medical Technology, Inc.

10(c)                 Non-Titled Personal Property Security                 Previously filed as Exhibit 10(c) to Annual
                      Agreement, dated February 13, 1995,                   Report on Form 10-K (file number 0-16893)
                      granting Bank One Columbus, N.A. a                    filed on March 30, 1995, and incorporated
                      security interest in all inventory, raw               herein by reference.
                      materials, work in process, supplies,
                      accounts, general intangibles, chattel paper,
                      instruments, other forms of obligations and
                      receivables, goods, equipment, machinery,
                      supplies and other personal property of
                      Cross Medical Products, Inc.

10(d)                 Loan Agreement, dated September 23, 1994,             Previously filed as Exhibit 10 to Form 10 (file
                      in the amount of $2,500,000 payable to Bank           number 0-16893) filed November 14, 1994,
                      One, Columbus, N.A. by Danninger Medical              and incorporated herein by reference.
                      Technology, Inc., and Cross Medical
                      Products, Inc., secured by accounts
                      receivable, lease receivables, contract rights,
                      chattels, general intangibles, notes, drafts,
                      acceptances and other forms of obligations
                      and inventory, goods, merchandise, and all
                      other personal property of Danninger
                      Medical Technology, Inc. and Cross Medical
                      Products, Inc.

10(e)                 Loan Agreement, dated June 26, 1995, by               Previously filed as Exhibit 10 to Form 10-Q
                      and among Danninger Medical Technology,               (file number 0-16893) filed August 14,
                      Inc., Cross Medical Products, Inc., Recovery          1995, and incorporated herein by reference.
                      Services, Inc., and Bank One, Columbus,
                      N.A.

10(f)                 Amendment to Loan Agreement, dated                    Page 51.
                      March 28, 1996, by and among
                      Danninger Medical Technology, Inc., Cross
                      Medical Products, Inc., Recovery Services,
                      Inc., and Bank One, Columbus, N.A.


The following are management contracts and compensatory plans and arrangements in which directors or executive officers participate:

10(g)                 Confidentiality, Assignment and                       Previously filed as Exhibit 10(a) to Form 10
                      Non-Competition Agreement for Key                     (file number 0-16893) filed May 3, 1988, and
                      Personnel, dated September 10, 1984,                  incorporated herein by reference.
                      between Danninger Medical Technology,
                      Inc. and Edward R. Funk.*

10(h)                 Schedule identifying material details of other        Previously filed as Exhibit 10(h) to Annual
                      agreements substantially identical to Exhibit         Report on Form 10-K (file number 0-16893)
                      10(g).*                                               filed on March 30, 1995, and incorporated
                                                                            herein by reference.

10(i)                 Amended and Restated 1984 Incentive                   Previously filed as Exhibit 10(e) to Annual
                      Stock Option Plan, reserving                          Report on Form 10-K (file number 0-16893)
                      750,000 shares of Common Stock, as                    filed March 30, 1993, and incorporated herein
                      amended by the Board of Directors                     by reference.
                      on April 2, 1992.*

10(j)                 Form of Stock Option Agreement                        Previously filed as Exhibit 10(f) to Annual
                      Under the Amended and Restated 1984                   Report on Form 10-K (file number 0-16893)
                      Incentive Stock Option Plan.*                         filed March 30, 1993, and incorporated herein
                                                                            by reference.

10(k)                 Amended and Restated 1984                             Previously filed as Exhibit 10(h) to Annual
                      Non-Statutory Stock Option Plan,                      Report on Form 10-K (file number 0-16893)
                      reserving 300,000 shares of Common                    filed March 30, 1993, and incorporated herein
                      Stock, as amended by the Board of                     by reference.
                      Directors on April 2, 1992.*

10(l)                 Form of Stock Option Agreement                        Previously filed as Exhibit 10(i) to Annual
                      Under the Amended and Restated 1984                   Report on Form 10-K (file number 0-16893)
                      Non-Statutory Stock Option Plan.*                     filed March 30, 1993, and incorporated herein
                                                                            by reference.

10(m)                 1994 Stock Option Plan, reserving 600,000             Previously filed as Exhibit 10(c) to Form 10
                      shares of Common Stock.*                              (file number 0-16893) filed August 12, 1994,
                                                                            and incorporated herein by this reference.

10(n)                 Form of Indemnification Agreement between             Previously filed as Exhibit 10(x) to Form 10
                      Danninger Medical Technology, Inc. and its            (file number 0-16893) filed May 3, 1988, and
                      directors.*                                           incorporated herein by reference.

10(o)                 Schedule identifying material details of other        Previously filed as Exhibit 10(o) to Annual
                      Indemnification Agreements substantially              Report on Form 10-K (file number 0-16893)
                      identical to Exhibit 10(n).*                          filed on March 30, 1995, and incorporated
                                                                            herein by reference.

10(p)                 Employment Agreement between Danninger                Previously filed as Exhibit 10(a) to Form 10
                      Medical Technology, Inc. and Edward R.                (file number 0-16893) filed August 12, 1994,
                      Funk.*                                                and incorporated herein by this reference.

10(q)                 Employment Agreement between Cross                    Previously filed as Exhibit 10(b) to Form 10
                      Medical Products, Inc. and Edward R.                  (file number 0-16893) filed August 12, 1994,
                      Funk.*                                                and incorporated herein by this reference.

11                    Statement Regarding Computation of Net                Page 52.
                      Income Per Share.

21                    List of Subsidiaries.                                 Previously filed as Exhibit 21 (file number 0-
                                                                            16893) filed March 31, 1995, and
                                                                            incorporated herein by this reference.

23                    Consent of Coopers & Lybrand L.L.P.                   Page 53.

24                    Powers of Attorney.                                   Page 54.

27                    Financial Data Schudule                               Page 56.

- -------------------------------
*Management Contract or Compensatory Plan