Form 10-K/A
period 1995-12-31
DANNINGER MEDICAL TECHNOLOGY INC
filed 1996-05-13
CIK 731241

                                 FORM 10-K/A
                                 -----------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                               AMENDMENT NO. 1
                                      to
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1995

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

Dated:   May 13, 1996                         DANNINGER MEDICAL TECHNOLOGY, INC.


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


       SIGNATURE                                  TITLE                                          DATE
       ---------                                  -----                                          ----
  /s/ Joseph A. Mussey              President, Chief Executive Officer,             )       May 13, 1996
- -------------------------           Treasurer and Director                          )
    Joseph A. Mussey                (Principal Executive Officer)                   )
                                                                                    )
  /s/ Paul A. Miller                Vice President and Chief Financial              )       May 13, 1996
- -------------------------           Officer (Principal Financial and                )
    Paul A. Miller                  Accounting Officer)                             )
                                                                                    )
  /s/ Edward R. Funk                Chairman of the Board of Directors              )       May 13, 1996
- -------------------------                                                           )
    Edward R. Funk                                                                  )
                                                                                    )
  /s/ Daniel A. Funk                Director                                        )       May 13, 1996
- -------------------------                                                           )
  Daniel A. Funk, M.D.                                                              )
                                                                                    )
  /s/ Daniel A. Gregorie            Director                                        )       May 13, 1996
- -------------------------                                                           )
 Daniel A. Gregorie, M.D.                                                           )
                                                                                    )
  /s/ Herbert J. Kahn               Director                                        )       May 13, 1996
- -------------------------                                                           )
    Herbert J. Kahn                                                                 )
                                                                                    )
  /s/ Curtis A. Loveland            Director                                        )       May 13, 1996
- -------------------------                                                           )
    Curtis A. Loveland                                                              )
                                                                                    )
  /s/ C. Craig Waldbillig           Director                                        )       May 13, 1996
- -------------------------                                                           )
    C. Craig Waldbillig                                                             )
                                                                                    )

  /s/ Peter H. Williams                 Director                                    )       May 13, 1996
- -------------------------                                                           )
    Peter H. Williams                                                               )
                                                                                    )
  /s/ Robert J. Williams                Director                                    )       May 13, 1996
- -------------------------                                                           )
    Robert J. Williams                                                              )


*By:   /s/ Joseph A. Mussey
     -------------------------
     Joseph A. Mussey, attorney-in-fact
     for each of the persons indicated


              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARY

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                      Charged
                                                         Balance      to Costs
                                                            at          and                             Balance
                                                        Beginning     Expenses      (Deductions)        at End
                                                         of Year    (Recoveries)(1)   Additions(2)      of Year
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
                                                         ========    =========       =========         ========

(1) Amounts charged to or recovered from cost of goods sold or expenses relating to changes in reserve balance.

(2) Amounts deducted from the reserve balance which have been previously reserved and are being written off.
