Form 10-Q
period 1996-03-31
DANNINGER MEDICAL TECHNOLOGY INC
filed 1996-05-15
CIK 731241

                                                    THIS PAPER DOCUMENT IS BEING
                                                      SUBMITTED PURSUANT TO RULE
                                                        901(d) OF REGULATION S-T

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


         (Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1996

                                          OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from           to
                                                 ---------     ---


                        Commission File Number:      000-16893


                          DANNINGER MEDICAL TECHNOLOGY, INC.
                (Exact name of registrant as specified in its charter)


                   DELAWARE                         31-0992628
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

                            Yes X    No
                               ---     ---


                                      4,718,990
                          Shares of Common Stock Outstanding
                                        As Of
                                    March 31, 1996

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (000 Omitted)


                                                       March 31,   December 31,
                                                         1996          1995
                                                     (Unaudited)     (Audited)
                                                    ------------   ------------
        ASSETS

CURRENT ASSETS:

   Cash                                             $         75
   Accounts receivable trade (net of allowance for
     doubtful accounts of $249 and $204 for
     1996 and 1995, respectively)                          4,279   $      3,497
   Inventories                                             4,274          4,227
   Prepaid expenses and other current assets                 467            409
   Deferred income taxes                                     193            174
                                                    ------------   ------------
         Total current assets                              9,288          8,307
                                                    ------------   ------------


Property and equipment, net                                  660            724
                                                    ------------   ------------


OTHER ASSETS:

   Other assets                                              298            304
   Deferred income taxes                                     126            182
                                                    ------------   ------------

         Total assets                               $     10,372   $      9,517
                                                    ------------   ------------
                                                    ------------   ------------



                     The accompanying notes are an integral part
                             of the financial statements

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (000 Omitted)


                                                       March 31,   December 31,
                                                         1996          1995
                                                     (Unaudited)     (Audited)
                                                    ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Cash overdraft                                                  $        167
   Current portion, term debt                       $      3,429          3,380
   Current portion, capital lease obligations                 21             26
   Accounts payable, trade                                 1,830          1,146
   Accrued expenses and other liabilities                    462            402
                                                    ------------   ------------
        Total current liabilities                          5,742          5,121
                                                    ------------   ------------


Term debt, net of current maturies                           913            839
                                                    ------------   ------------

Obligations under capital leases, net of current
   maturities                                                 30             35
                                                    ------------   ------------


SHAREHOLDERS' EQUITY:

   Common stock, $.01 par value:
   Authorized, 10,000,000 shares; issued and
      outstanding 4,718,990 and 4,707,490 shares
      for 1996 and 1995, respectively                         47             47
   Paid-in capital                                         3,395          3,367
   Retained earnings                                         245            108
                                                    ------------   ------------
        Total shareholders' equity                         3,687          3,522
                                                    ------------   ------------

        Total liabilities and shareholders' equity  $     10,372   $      9,517
                                                    ------------   ------------
                                                    ------------   ------------




                     The accompanying notes are an integral part
                             of the financial statements

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three month periods ending March 31, 1996 and 1995
                                    (000 Omitted)
                                     (Unaudited)


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                                       THREE          THREE
                                                    MONTHS ENDED   MONTHS ENDED
                                                      MARCH 31,      MARCH 31,
                                                        1996           1995
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Revenue:
  Net sales                                         $      3,757   $      3,218
  Lease and rental revenue                                   292             80
                                                    ------------   ------------
                                                           4,049          3,298

Cost of goods sold                                         1,910          1,534
                                                    ------------   ------------

      Gross margin                                         2,139          1,764
                                                    ------------   ------------

Operating expenses:
  Sales and marketing                                        981            717
  General and administrative                                 645            511
  Research and development                                   217            266
                                                    ------------   ------------
                                                           1,843          1,494
                                                    ------------   ------------

      Operating income                                       296            270
                                                    ------------   ------------

Other income (expense):
  Interest expense                                         (114)           (59)
  Other income, net                                                           2
                                                    ------------   ------------
                                                           (114)           (57)
                                                    ------------   ------------

      Income before income taxes                             182            213

Income tax expense                                            45             59
                                                    ------------   ------------

      Net income                                    $        137   $        154
                                                    ------------   ------------
                                                    ------------   ------------

Earnings per share:
  Net income per share                                     $ .03          $ .03
                                                           -----          -----
                                                           -----          -----

Weighted average shares outstanding
  including common stock equivalents                   4,986,755      4,756,652
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------




                     The accompanying notes are an integral part
                             of the financial statements

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three month periods ending March 31, 1996 and 1995
                                    (000 Omitted)
                                     (Unaudited)


                                                            1996        1995
                                                           --------   ---------
Net cash provided by/(used in) operating activities        $    138   $   (657)
                                                           --------   ---------

Cash flows from investing activities:
  Purchases of property and equipment                          (37)       (127)
                                                           --------   ---------

       Net cash used in investing activities                   (37)       (127)
                                                           --------   ---------

Cash flows from financing activities:
  Proceeds from term debt                                       207         636
  Repayment of term debt and capitalized
    lease obligations                                          (93)          23
  Cash overdraft                                              (167)
  Proceeds from exercise of stock options                        27         172
                                                           --------   ---------

      Net cash provided by/(used by) financing activities      (26)         831
                                                           --------   ---------

      Net increase/(decrease) in cash                            75          47

Cash balance at the beginning of the period                       0           3
                                                           --------   ---------

Cash balance at the end of the period                      $     75   $      50
                                                           --------   ---------
                                                           --------   ---------




                     The accompanying notes are an integral part
                             of the financial statements

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    (000 Omitted)
                                     (Unaudited)


1.  Management's Statement

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Danninger Medical Technology, Inc. and Subsidiaries at March 31, 1996, and the results of operations and cash flows for the three month periods ending March 31, 1996 and
1995.   The notes to the Consolidated Financial Statements which are contained in the 1995 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements.


2.  Inventories

    Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following:


                                                           MARCH      DECEMBER
                                                           1996         1995

     Raw Materials                                  $        774   $        671
     Work-in-process                                         166            108
     Finished goods                                        2,113          2,686
     Consigned inventory                                   1,221            762
                                                     ------------   ------------
                                                    $      4,274   $      4,227
                                                     ------------   ------------
                                                     ------------   ------------


3.   Income Taxes

     The Company provides for federal, state, and local income taxes in interim periods using an estimated effective tax rate for the year. The Company continues to maintain valuation allowances of $600,000 established at December 31, 1995 against net deferred tax assets.


4.   Contingency

     The Company maintains a claims made product liability insurance policy with per occurrence ($50,000) and aggregate ($250,000) retention limits. Beyond these retention limits, the policy covers aggregate insured claims made during each policy year up to $5,000,000.

     The Company and other spinal implant manufacturers have been named as defendants in various class action product liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by the Company and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and on February 22, 1995, the plaintiffs were denied class certification. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members. At March 1, 1996, approximately 500 such lawsuits have been filed in which the Company is a party. Approximately fifteen of such cases involve individual plaintiffs utilizing implants supplied by the Company. The Company cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. The vast majority of such lawsuits are pending in federal courts and are in preliminary stages. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's product liability insurance policies, the Company believes that it has affirmative defenses, including, without limitation, preemption, and that these individual lawsuits are otherwise without merit. An estimate of the amount of loss cannot be made as the

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    (000 Omitted)
                                     (Unaudited)


Company does not have sufficient information on which to base an estimate. All pending cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. There can be no assurance, however, that the 5,000,000 per annum limit of the Company's coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgements. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of product liability insurance coverage at commercially reasonable premiums.

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

     Certain of the Company's accounts receivable result from third party reimbursements that may be dependent on limitations imposed by the payor on the amount of reimbursement. The Company records the receivable and related revenue net of such limitations.

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following table shows Danninger Medical Technology's operating results as a percent of revenues for the periods indicated for certain items reflected in the statement of operations.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                                       PERCENT        PERCENT
                                                      OF SALES       OF SALES
                                                        FOR            FOR
                                                    THREE MONTHS   THREE MONTHS
                                                       ENDING         ENDING
                                                      MARCH 31,      MARCH 31,
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                         1996           1995
                                                     ------------   ------------
Sales revenue                                              92.8%          97.6%
Lease/rental revenue                                        7.2%           2.4%
                                                     ------------   ------------
                                                          100.0%         100.0%

Cost of goods sold                                         47.2%          46.5%

Gross margin                                               52.8%          53.5%

Operating expenses:
  Sales and marketing                                      24.2%          21.7%

  General and administrative                               15.9%          15.5%

   Research and development                                 5.4%           8.1%

   Interest                                                 2.8%           1.8%

Other income                                                 .0%            .0%

Income before taxes                                         4.5%           6.5%

Income Taxes (benefit)                                      1.1%           1.8%

Net income                                                  3.4%           4.7%
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF MARCH 31, 1996

     As of March 31, 1996, the Company's working capital position increased by $360,000 during the first three months of 1996 resulting in a working capital ratio of 1.62 to 1. The increase in working capital is principally attributable to the operating results experienced by the Company during the first quarter of 1996.

     Accounts receivables increased by $782,000, inventories increased by $47,000 and trade payables increased by $684,000. The increase in accounts receivables is attributable to increased sales in the first quarter. Inventories have begun to level off after experiencing significant growth to support the Synergy-TM- System.

     During the first quarter of 1996, the Company had an additional borrowing of $207,000 which contributed to an overall increase in liabilities.

     Property, plant, and equipment increased due to an increase in the amount of equipment held for rental.

     Shareholder's equity increased principally due to the Company's first quarter earnings and the exercise of outstanding stock options in the first quarter.

     On April 4, 1996, the Company filed a $5,000,000 convertible subordinated debenture offering with the Security and Exchange Commission. The Company believes that the proceeds from the offering, its bank loan facility, working capital, and funds anticipated to be generated by operations will be sufficient to fund the Company's growth plans for the foreseeable future.

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

     Total revenue increased 23% for the three months ended March 31, 1996 to $4,049,000 from $3,298,000 for the three months ended March 31, 1995. The increase is primarilly attributable to increased sales of the Company's Synergy-TM- Spinal implant system. In addition, the Company benefited from continued penetration into the orthopedic home care rental market.

     Cost of goods sold as a percentage of total revenue increased to 47.2% for the three months ended March 31, 1996 from 46.5% for the three months ended March 31, 1995. Sales and marketing expense increased to 24.2% of total revenue compared to 21.7% for the first quarter of 1996 principally as a result of the addition of sales and marketing employees and advisors in the continued expansion of the Company's spinal implant distribution network.

     General and administrative expenses increased to 15.9% from 15.5% as a percentage of total revenue for the three months ended March 31, 1996 and 1995, respectively.

     Research and development expenses decreased to 5.4% from 8.1% of total revenue for the three months ended March 31, 1996 and 1995, respectively, principally as a result of a higher level of expenditures in 1995 in connection with obtaining Section 510(k) approval of the SYNERGY-TM- Spinal Implant System.

     These factors resulted in an overall increase in operating income to $296,000 or 7.3% of total revenue for the three months ended March 31, 1996 from $270,000 or 8.2% for the three months ended March 31, 1995.

      Interest expense increased as a result of increased borrowings to provide additional working capital.

     Net income decreased to $137,000 from $154,000 for the three months ended March 31, 1996 and 1995, respectively, and earnings per share remained the same at $.03.

     Except for the historical information in this report, it includes forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended December 31, 1995. Actual results may differ materially from management expectations.

                            PART II  -  OTHER INFORMATION


ITEM 1.    Legal Proceedings

     The Company maintains a claims made product liability insurance policy with per occurrence ($50,000) and aggregate ($250,000) retention limits. Beyond these retention limits, the policy covers aggregate insured claims made during each policy year up to $5,000,000.

     The Company and other spinal implant manufacturers have been named as defendants in various class action product liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by the Company and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and on February 22, 1995, the plaintiffs were denied class certification. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members. At March 1, 1996, approximately 500 such lawsuits have been filed in which the Company is a party. Approximately fifteen of such cases involve individual plaintiffs utilizing implants supplied by the Company. The Company cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. The vast majority of such lawsuits are pending in federal courts and are in preliminary stages. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's product liability insurance policies, the Company believes that it has affirmative defenses, including, without limitation, preemption, and that these individual lawsuits are otherwise without merit. An estimate of the amount of loss cannot be made as the Company does not have sufficient information on which to base an estimate. All pending cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. There can be no assurance, however, that the $5,000,000 per annum limit of the Company's coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgements. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of product liability insurance coverage at commercially reasonable premiums.

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


                                        DANNINGER MEDICAL TECHNOLOGY, INC.
                                                     (Registrant)



Dated: May 10, 1996
                                                 /S/ Joseph A. Mussey

                                                     Joseph A. Mussey
                                           Chief Executive Officer, President,
                                                      and Treasurer



Dated:  May 10, 1996
                                                   /S/ Paul A. Miller
                                                       Paul A. Miller
                                                  Chief Financial Officer
                                        (Principal Financial/Accounting Officer)

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                      FORM 10-Q
                                    EXHIBIT INDEX


Exhibit No.   Exhibit                                                  Page No.

      11      Statement re:  Computation of Per Share Earnings          13

      27      Financial Data Schedules                                  14