Form 10-K/A
period 1995-12-31
DANNINGER MEDICAL TECHNOLOGY INC
filed 1996-05-16
CIK 731241

                                 FORM 10-K/A
                                 -----------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 2

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

        Indicate by check mark whether the registrant (1) has Filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
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

Dated:   May 15, 1996                         DANNINGER MEDICAL TECHNOLOGY, INC.


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


       SIGNATURE                                  TITLE                                          DATE
       ---------                                  -----                                          ----
  /s/ Joseph A. Mussey              President, Chief Executive Officer,             )       May 15, 1996
- -------------------------           Treasurer and Director                          )
    Joseph A. Mussey                (Principal Executive Officer)                   )
                                                                                    )
  /s/ Paul A. Miller                Vice President and Chief Financial              )       May 15, 1996
- -------------------------           Officer (Principal Financial and                )
    Paul A. Miller                  Accounting Officer)                             )
                                                                                    )
  /s/ Edward R. Funk                Chairman of the Board of Directors              )       May 15, 1996
- -------------------------                                                           )
    Edward R. Funk                                                                  )
                                                                                    )
  /s/ Daniel A. Funk                Director                                        )       May 15, 1996
- -------------------------                                                           )
  Daniel A. Funk, M.D.                                                              )
                                                                                    )
  /s/ Daniel A. Gregorie            Director                                        )       May 15, 1996
- -------------------------                                                           )
 Daniel A. Gregorie, M.D.                                                           )
                                                                                    )
  /s/ Herbert J. Kahn               Director                                        )       May 15, 1996
- -------------------------                                                           )
    Herbert J. Kahn                                                                 )
                                                                                    )
  /s/ Curtis A. Loveland            Director                                        )       May 15, 1996
- -------------------------                                                           )
    Curtis A. Loveland                                                              )
                                                                                    )
  /s/ C. Craig Waldbillig           Director                                        )       May 15, 1996
- -------------------------                                                           )
    C. Craig Waldbillig                                                             )
                                                                                    )

  /s/ Peter H. Williams                 Director                                    )       May 15, 1996
- -------------------------                                                           )
    Peter H. Williams                                                               )
                                                                                    )
  /s/ Robert J. Williams                Director                                    )       May 15, 1996
- -------------------------                                                           )
    Robert J. Williams                                                              )


*By:   /s/ Joseph A. Mussey
     -------------------------
     Joseph A. Mussey, attorney-in-fact
     for each of the persons indicated


              DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARY

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                      Charged
                                                         Balance      to Costs
                                                            at          and                             Balance
                                                        Beginning     Expenses      (Deductions)        at End
                                                         of Year    (Recoveries)(1)   Additions(2)      of Year
                                                         ------     ------------      ---------         -------
For the year ended December 31, 1995:
Allowance for doubtful accounts                          $130,782    $ 117,890       $ (44,844)        $203,828
Inventory valuation reserve                               329,439      148,535(3)            0          477,974
                                                         --------    ---------       ---------         --------
                                                         $460,221    $ 266,425       $ (44,844)        $681,802
                                                         ========    =========       =========         ========

For the year ended December 31, 1994:
Allowance for doubtful accounts                          $253,836    $ (36,227)(4)   $ (86,827)        $130,782
Inventory valuation reserve                               408,998      (47,397)(5)     (32,162)         329,439
Investment valuation allowance                             17,128      (17,128)              0                0
                                                         --------    ---------       ---------         --------
                                                         $679,962    $(100,752)      $(118,989)        $460,221
                                                         ========    =========       =========         ========

For the year ended December 31, 1993:
Allowance for doubtful accounts                          $ 85,000    $ 171,086(6)    $  (2,250)        $253,836
Inventory valuation reserve                                78,009      622,026(7)     (291,037)(8)      408,998
Investment valuation allowance                                  0       17,128               0           17,128
                                                         --------    ---------       ---------         --------
                                                         $163,009    $ 810,240       $(293,287)        $679,962
                                                         ========    =========       =========         ========

(1) Amounts charged to or recovered from cost of goods sold or expenses relating to changes in reserve balance.

(2) Amounts deducted from the reserve balance which have been previously reserved and are being written off.


(3) Reflects $312,000 valuation allowance established in the third quarter for P/W/B inventory and a reversal of $120,000 of the valuation allowance in the fourth quarter for higher than anticipated sales of the P/W/B spinal system. In addition, the valuation allowance also reflects a reversal of $218,000 from the valuation allowance established in 1993 for excess inventory which was incorporated into current products as well as a standard increase in the valuation allowance.

(4) Reflects $177,000 reversal in the fourth quarter of the valuation allowance established in the prior year relating to amounts owed to the Company by a customer in financial difficulty. The Company repossessed, under a security agreement, equipment and trade receivables in satisfaction of the amounts owed by the customer.

(5) Reflects $60,000 reversal of prior year valuation allowance due to the redesign of the Company's continuous passive motion devices to incorporate excess inventory.

(6) Reflects $214,000 valuation allowance established for accounts receivable, sale-type leases and notes receivable owed by a major customer who was in financial difficulty.

(7) Reflects $600,000 valuation allowance established for obsolete and excess inventory for the hand/wrist/toe continuous passive motion device.

(8)  Reflects $290,000 of previously reserved inventory which was written-off.
