Form 10-K/A
period 1995-12-31
DANNINGER MEDICAL TECHNOLOGY INC
filed 1996-05-17
CIK 731241

                                 FORM 10-K/A
                                 -----------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 3

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


Dated:   May 17, 1996                         DANNINGER MEDICAL TECHNOLOGY, INC.



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



       SIGNATURE                                  TITLE                                          DATE
       ---------                                  -----                                          ----
  /s/ Joseph A. Mussey              President, Chief Executive Officer,             )       May 17, 1996
- -------------------------           Treasurer and Director                          )
    Joseph A. Mussey                (Principal Executive Officer)                   )
                                                                                    )
  /s/ Paul A. Miller                Vice President and Chief Financial              )       May 17, 1996
- -------------------------           Officer (Principal Financial and                )
    Paul A. Miller                  Accounting Officer)                             )
                                                                                    )
  /s/ Edward R. Funk                Chairman of the Board of Directors              )       May 17, 1996
- -------------------------                                                           )
    Edward R. Funk                                                                  )
                                                                                    )
  /s/ Daniel A. Funk                Director                                        )       May 17, 1996
- -------------------------                                                           )
  Daniel A. Funk, M.D.                                                              )
                                                                                    )
  /s/ Daniel A. Gregorie            Director                                        )       May 17, 1996
- -------------------------                                                           )
 Daniel A. Gregorie, M.D.                                                           )
                                                                                    )
  /s/ Herbert J. Kahn               Director                                        )       May 17, 1996
- -------------------------                                                           )
    Herbert J. Kahn                                                                 )
                                                                                    )
  /s/ Curtis A. Loveland            Director                                        )       May 17, 1996
- -------------------------                                                           )
    Curtis A. Loveland                                                              )
                                                                                    )
  /s/ C. Craig Waldbillig           Director                                        )       May 17, 1996
- -------------------------                                                           )
    C. Craig Waldbillig                                                             )
                                                                                    )

  /s/ Peter H. Williams                 Director                                    )       May 17, 1996
- -------------------------                                                           )
    Peter H. Williams                                                               )
                                                                                    )
  /s/ Robert J. Williams                Director                                    )       May 17, 1996
- -------------------------                                                           )
    Robert J. Williams                                                              )


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
