Form 10-Q
period 1996-06-30
DANNINGER MEDICAL TECHNOLOGY INC
filed 1996-08-13
CIK 731241

                                            THIS PAPER DOCUMENT IS BEING
                                            SUBMITTED PURSUANT TO RULE
                                            901(d) OF REGULATION S-T

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1996

                                          OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from    to
                                                    ----  ----
                        Commission File Number:      000-16893

                          DANNINGER MEDICAL TECHNOLOGY, INC.
                (Exact name of registrant as specified in its charter)


         DELAWARE                                           31-0992628
  (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No)


                            5160-B BLAZER MEMORIAL PARKWAY
                                     DUBLIN, OHIO
                                      43017-1339
                       (Address of principal executive offices)

                                    (614) 718-0500
                           (Registrant's telephone number)


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

                                      4,739,990
                          Shares of Common Stock Outstanding
                                        As Of
                                    June 30, 1996

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)


                                                 June 30,      December 31,
                                                   1996            1995
                                               (Unaudited)      (Audited)
                                               -----------      ---------
                   ASSETS

CURRENT ASSETS:
  Cash                                            $ 1,093
  Accounts receivable trade (net of
    allowance for doubtful accounts
    of $203 and $204 for 1996 and
    1995, respectively)                             4,652        $ 3,497
  Inventories                                       4,753          4,227
  Prepaid expenses, and other current assets          471            409
  Deferred income taxes                               161            174
                                                 --------        -------
    Total current assets                           11,130          8,307
                                                 --------        -------


  Property and equipment, net                         917            724
                                                 --------        -------


OTHER ASSETS:

  Other assets                                        872            304
  Deferred income taxes                               133            182
                                                 --------        -------

    Total assets                                  $13,052         $9,517
                                                 --------        -------
                                                 --------        -------


                     The accompanying notes are an integral part
                             of the financial statements

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         (In thousands except share amounts)

                                                  June 30,      December 31,
                                                    1996             1995
                                                (Unaudited)       (Audited)
                                                -----------       ---------

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Cash overdraft                                                      $ 167
  Current portion, term debt                           $ 452           3,380
  Current portion, capital lease obligations              35              26
  Accounts payable, trade                              2,011           1,146
  Accrued expenses, and other liabilities                448             402
                                                    --------        --------
    Total current liabilities                          2,946           5,121
                                                    --------        --------


    Non-current portion, term debt                     6,138             839
                                                    --------        --------

    Obligations under capital leases, net of
      current maturities                                  86              35
                                                    --------        --------


SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value:
    Authorized, 10,000,000 shares; issued and
    outstanding 4,739,990 and 4,707,490 shares
    for 1996 and 1995, respectively                       47              47
  Paid-in capital                                      3,444           3,367
  Retained earnings                                      391             108
                                                    --------        --------
    Total shareholders' equity                         3,882           3,522
                                                    --------        --------

    Total liabilities and shareholders' equity      $ 13,052        $  9,517
                                                    --------        --------
                                                    --------        --------


                     The accompanying notes are an integral part
                             of the financial statements

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three month and six month periods ending June 30, 1996 and 1995
                  (In thousands except share and per share amounts)
                                     (UNAUDITED)


- --------------------------------------------------------------------------------
                                    Three       Three        Six         Six
                                    Months      Months      Months      Months
                                    Ended       Ended       Ended       Ended
                                   June 30,    June 30,    June 30,    June 30,
                                     1996        1995        1996        1995
- --------------------------------------------------------------------------------

Revenue:
  Net sales                       $   3,406   $   2,474   $   7,163   $    5,693
  Lease and rental revenue              374         176         667          256
                                  ---------   ---------   ---------   ----------
                                      3,780       2,650       7,830        5,949

  Cost of goods sold                  1,667       1,104       3,578        2,638
                                  ---------   ---------   ---------   ----------

     Gross margin                     2,113       1,546       4,252        3,311
                                  ---------   ---------   ---------   ----------

Operating expenses:
  Sales and marketing                   974         695       1,954       1,412
  General and administrative            605         460       1,250         971
  Research and development              238         306         456         572
                                  ---------   ---------   ---------   ---------
                                      1,817       1,461       3,660       2,955

     Operating income                   296          85         592         356


  Interest expense, net                 103          65         217         123
                                  ---------   ---------   ---------   ---------

     Income before income taxes         193          20         375         233

Income tax expense                       47          17          92          76
                                  ---------   ---------   ---------   ---------

     Net income                   $     146   $       3   $     283   $     157
                                  ---------   ---------   ---------   ---------
                                  ---------   ---------   ---------   ---------
Earnings per share:
  Net income per share                $ .03       $ .00       $ .06       $ .03
                                      -----       -----       -----       -----
                                      -----       -----       -----       -----
Weighted average shares
  outstanding including common
  stock equivalents               5,001,859   4,914,665   4,981,136   4,875,962

- --------------------------------------------------------------------------------

                     The accompanying notes are an integral part
                              of the financial statements

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six month periods ending June 30, 1996 and 1995
                                    (In thousands)
                                     (Unaudited)


                                                 1996        1995
                                               --------    --------

Net cash used in operating activities              (439)       (933)
                                               --------    --------

Cash flows used in investing activities:
  Purchases of property and equipment              (183)       (297)
                                               --------    --------

  Net cash used in investing activities            (183)       (297)
                                               --------    --------

Cash flows from financing activities:
  Proceeds from term debt                           307         860
  Proceeds from convertible subordinated
    debenture offering                            5,250
  Repayment of term debt and capitalized
    lease obligations                            (3,205)         29
  Debt issue costs                                 (540)
  Cash overdraft                                   (167)
  Proceeds from exercise of stock options            70         405
                                               --------    --------


    Net cash provided by financing activities     1,093       1,294
                                               --------    --------

    Net increase in cash                          1,093          64

Cash balance at the beginning of the period           0           3
                                               --------    --------

Cash balance at the end of the period          $  1,093    $     67
                                               --------    --------
                                               --------    --------


                     The accompanying notes are an integral part
                             of the financial statements

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


1.   Management's Statement

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Danninger Medical Technology, Inc. and Subsidiaries at June 30, 1996, and the results of operations and cash flows for the three month and six month periods ending June
30, 1996 and 1995.   The notes to the Consolidated Financial Statements which
are contained in the 1995 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements.


2.   Inventories

     Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (In thousands):

                                      June      December
                                      1996        1995

Raw materials                       $   849     $   671
Work-in-process                         117         108
Finished goods                        2,839       2,686
Consigned inventory                     948         762
                                    -------     -------
                                    $ 4,753     $ 4,227
                                    -------     -------
                                    -------     -------

3.   Income Taxes

     The Company provides for federal, state, and local income taxes in interim periods using an estimated effective tax rate for the year. The Company maintains valuation allowances of $560,000 against net deferred tax assets.


4.   Contingency

      The Company maintains a claims made product liability insurance policy with $50,000 per occurrence and $250,000 aggregate retention limits. Beyond these retention limits, the policy covers aggregate insured claims made during each policy year up to $5,000,000.

      The Company and other spinal implant manufacturers have been named as defendants in various class action product liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by the Company and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and on February 22, 1995, the plaintiffs were denied class certification. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                     (UNAUDITED)

conspiracy among manufacturers, physicians and other spinal implant industry members. At March 1, 1996, approximately 500 such lawsuits have been filed in which the Company is a party. Approximately fifteen of such cases involve individual plaintiffs utilizing implants supplied by the Company. The Company cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. The vast majority of such lawsuits are pending in federal courts and are in preliminary stages. Discovery proceedings, including the taking of depositions, have commenced in certain lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's product liability insurance policies, the Company believes that it has affirmative defenses, and that these individual lawsuits are otherwise without merit. An estimate of the amount of loss cannot be made as the Company does not have sufficient information on which to base an estimate. All pending cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. There can be no assurance, however, that the $5,000,000 per annum limit of the Company's coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements of judgments. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of product liability insurance coverage at commercially reasonable premiums.

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

- --------------------------------------------------------------------------------
                                          Percent                 Percent
                                          of Sales                of Sales
                                            for                     for
                                        three months             six months
                                           ending                  ending
                                          June 30,                June 30,
- --------------------------------------------------------------------------------

                                     1996        1995        1996        1995
                                     ----        ----        ----        ----
Net Sales                            90.1%       93.4%       91.5%       95.7%
Lease/rental revenue                  9.9%        6.6%        8.5%        4.3%
                                    ------      ------      ------      ------
                                    100.0%      100.0%      100.0%      100.0%

Cost of goods sold                   44.1%       41.7%       45.7%       44.3%

Gross margin                         55.9%       58.3%       54.3%       55.7%

Operating expenses:
  Sales and marketing                25.8%       26.2%       25.0%       23.8%

  General and administrative         16.0%       17.4%       15.9%       16.3%

  Research and development            6.3%       11.5%        5.8%        9.6%

Interest expense                      2.7%        2.5%        2.8%        2.1%

Income before income taxes            5.1%         .7%        4.8%        3.9%

Income taxes expense                  1.2%         .6%        1.2%        1.3%

Net income                            3.9%         .1%        3.6%        2.6%

- --------------------------------------------------------------------------------

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AS OF JUNE 30, 1996

     As of June 30, 1996, the Company's working capital position increased by $4,998,000 resulting in a working capital ratio of 3.78 to 1. The increase in working capital is principally attributable to the retirement of the $3,000,000 line of credit facility with the proceeds from the Company's $5,000,000 convertible subordinated debenture offering which was completed in May. The $3,000,000 line of credit facility has been renewed, along with the remaining net proceeds of the offering, and is available to fund future working capital requirements. In addition, working capital increased due to the operating results experienced by the Company during the second quarter of 1996.

     Accounts receivables increased by $1,155,000, inventories increased by $526,000 and trade payables increased by $865,000. The increase in accounts receivables is attributable to increased sales in the second quarter.

     During the second quarter of 1996, the Company received $5,250,000 during the debenture offering. During 1996, the Company had additional borrowings of $387,000 which contributed to an overall increase in liabilities.

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

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

     Total revenue increased 42.6% for the three months ended June 30, 1996 to

$3,780,000 from $2,650,000 for the three months ended June 30, 1995. The increase is primarily attributable to increased sales of the Company's Synergy-TM- Spinal implant system. In addition, the Company benefited from continued penetration into the orthopedic home care rental market.

     Cost of sales as a percentage of total revenue increased to 44.1% for the three months ended June 30, 1996 from 41.7% for the three months ended June 30, 1995. Sales and marketing expense decreased to 25.8% from 26.2% of total revenue for the three months ended June 30, 1996 and 1995, respectively.

     General and administrative expenses decreased to 16.0% from 17.4% of total revenue for the three months ended June 30, 1996 and 1995, respectively.

     Research and development expenses decreased to 6.3% from 11.5% of total revenue for the three months ended June 30, 1996 and 1995, respectively, principally as a result of higher level of expenditures in 1995 in connection with obtaining Section 510(k) approval of the Synergy-TM- Spinal implant system.

     These factors resulted in an overall increase in operating income to $296,000 or 7.8% of total revenue for the three months ended June 30, 1996 from $85,000 or 3.2% for the three months ended June 30, 1995.

     Interest expense increased as a result of increased borrowings to provide additional working capital.

     Net income increased to $146,000 from $3,000 for the three months ended June 30, 1996 and 1995, respectively, and earnings per share increased to $.03 from $.00 for the same periods.

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

     For the six months ended June 30, 1996 total revenue increased 31.6% to $7,830,000 from $5,949,000 for the six months ended June 30, 1995. Cost of goods sold increased to 45.7% from 44.3% for the six months ended June 30, 1996 and 1995, respectively. As a percentage of total revenue, sales and marketing expense increased to 25.0% from 23.8%, general and administrative expenses decreased to 15.9% from 16.3% and research and development expense decreased to 5.8% from 9.6% for the six months ended June 30, 1996 and 1995, respectively. Interest expense increased to 2.8% from 2.1% for the same periods.

     Net income for the six months ended June 30, 1996 increased to $283,000 from $157,000 for the six months ended June 30, 1995. Earnings per share increased to $.06 from $.03 for the same periods.

     Except for the historical information in this report, it includes forward-looking statements that involve risks and uncertainties, including, but not limited to quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended December 31, 1995. Actual results may differ materially from management expectations.

                            PART II  -  OTHER INFORMATION

ITEM 1.     Legal Proceedings

      The Company maintains a claims made product liability insurance policy with per occurrence ($50,000) and aggregate ($250,000) retention limits. Beyond these retention limits, the policy covers aggregate insured claims made during each policy year up to $5,000,000.

      The Company and other spinal implant manufacturers have been named as defendants in various class action product liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by the Company and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District court for the Eastern District of Pennsylvania and on February 22, 1995 the plaintiffs were denied class certification. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members. At March 1, 1996, approximately 500 such lawsuits have been filed in which the Company is a party. Approximately fifteen of such cases involve individual plaintiffs utilizing implants supplied by the Company. The Company cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. The vast majority of such lawsuits are pending in federal courts and are in preliminary stages.
 Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases are typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's product liability insurance policies, the Company believes that it has affirmative defenses, and that these individual lawsuits are otherwise without merit. An estimate of the amount of loss cannot be made as the Company does not have sufficient information on which to base an estimate. All pending cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. There can be no assurance, however, that the $5,000,000 per annum limit of the Company's coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of product liability insurance coverage at commercially reasonable premiums.

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


ITEM 4.     Submission of Matters to a Vote of Security Holders

  (a) Danninger Medical Technology, Inc. held its annual meeting of stockholders on May 22, 1996, for the purpose of electing three Class II directors and ratifying the appointment of independent certified public accountants for the fiscal year 1996.

  (b) At the annual meeting of stockholders, all directors nominated were elected.

  (c) The table shows the voting tabulation for each matter voted upon at the annual meeting of shareholders.

         ACTION                                 FOR                  WITHHELD
         ------                                 ---                  --------
         Election of Class III Directors:

         C. Craig Waldbillig                 3,468,658                15,620
         Peter H. Williams                   3,470,658                13,620



                                                FOR       AGAINST   ABSTENTIONS
                                                ---       -------   -----------

         Ratification of appointment          3,467,698     7,525       9,055
         of Coopers & Lybrand as
         independent certified public
         accountants for the fiscal
         year 1996


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


                                          DANNINGER MEDICAL TECHNOLOGY, INC.
                                                   (Registrant)



Dated:  August 14, 1996                        /s/  Joseph A. Mussey
                                                  Joseph A. Mussey
                                               Chief Executive Officer,
                                              President, and Treasurer





Dated:  August 14, 1996                        /s/  Paul A. Miller
                                                  Paul A. Miller
                                               Chief Financial Officer
                                      (Principal Financial/Accounting Officer)

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                      FORM 10-Q
                                    EXHIBIT INDEX


Exhibit No.        Exhibit                                           Page No.

   11              Statement re:  Computation of Per Share Earnings     15

   27              Financial Data Schedules                             16