Form 10-Q
period 1996-09-30
DANNINGER MEDICAL TECHNOLOGY INC
filed 1996-11-14
CIK 731241

                                                   THIS PAPER DOCUMENT IS BEING
                                                   SUBMITTED PURSUANT TO RULE
                                                   901(d) OF REGULATION S-T
x

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

       (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996

                                          OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to
                                              --------  ----------

                        Commission File Number:      000-16893

                          DANNINGER MEDICAL TECHNOLOGY, INC.
                (Exact name of registrant as specified in its charter)


          DELAWARE                                               31-0992628
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

                                  Yes   x      No
                                      -----      -----

                                      4,864,424
                          Shares of Common Stock Outstanding
                                        As Of
                                  September 30, 1996

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)



                                                            September 30,      December 31,
                                                                1996               1995
                                                             (Unaudited)         (Audited)
                                                            -------------      ------------
                   ASSETS
                   ------

CURRENT ASSETS:
  Cash                                                      $     241
  Accounts receivable trade (net of allowance for
       doubtful accounts of $354 and $204 for
       1996 and 1995, respectively)                             5,940          $     3,497
  Inventories                                                   5,193                4,227
  Prepaid expenses, and other current assets                      631                  409
  Deferred income taxes                                           185                  174
                                                            -------------      ------------
       Total current assets                                    12,190                8,307
                                                            -------------      ------------


  Property and equipment, net                                   1,561                  724
                                                            -------------      ------------


OTHER ASSETS:
  Other asset                                                     102                  102
  Intangibles (net of accumulated amortization
              of $84 and $31 for 1996 and 1995,
              respectively)                                     3,318                  202
  Deferred income taxes                                           132                  182
                                                            -------------      ------------
       Total assets                                         $  17,303          $     9,517
                                                            -------------      ------------
                                                            -------------      ------------



                     The accompanying notes are an integral part
                             of the financial statements

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         (In thousands except share amounts)

                                                      September 30,     December 31,
                                                          1996              1995
                                                       (Unaudited)        (Audited)
                                                      -------------     ------------

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
  Cash overdraft                                                        $       167
  Current portion, term debt                          $       712             3,380
  Current portion, capital lease obligations                   52                26
  Accounts payable, trade                                   2,306             1,146
  Accrued expenses, and other liabilities                     612               402
                                                      -------------     ------------
       Total current liabilities                            3,682             5,121
                                                      -------------     ------------

  Non-current portion, term debt                            8,797               839
                                                      -------------     ------------
  Obligations under capital leases, net of current
    maturities                                                114                35
                                                      -------------     ------------
  Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value:
      Authorized, 10,000,000 shares; issued and
      outstanding 4,864,424 and 4,707,490 shares
      for 1996 and 1995, respectively                          49                47
  Paid-in capital                                           4,079             3,367
  Retained earnings                                           582               108
                                                      -------------     ------------
       Total shareholders' equity                           4,710             3,522
                                                      -------------     ------------

       Total liabilities and shareholders' equity     $    17,303       $     9,517
                                                      -------------     ------------
                                                      -------------     ------------


                     The accompanying notes are an integral part
                             of the financial statements

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three month and nine month periods ending September 30, 1996 and 1995
                  (In thousands except share and per share amounts)
                                     (Unaudited)

_________________________________________________________________________________________________________
                                         Three             Three              Nine             Nine
                                      Months Ended      Months Ended       Months Ended     Months Ended
                                      September 30,     September 30,      September 30,    September 30,
                                          1996              1995               1996             1995
_________________________________________________________________________________________________________


Revenue:
    Net sales                          $    3,999       $     2,758        $    11,162      $     8,451
    Lease and rental revenue                  543               236              1,210              492
                                       ----------       -----------        -----------      -----------
                                            4,542             2,994             12,372            8,943

    Cost of goods sold                      1,873             1,988              5,451            4,626
                                       ----------       -----------        -----------      -----------
         Gross margin                       2,669             1,006              6,921            4,317
                                       ----------       -----------        -----------      -----------
Operating expenses:
    Sales and marketing                     1,255               915              3,209            2,327
    General and administrative                708               503              1,959            1,474
    Research and development                  308               332                763              904
                                       ----------       -----------        -----------      -----------
                                            2,271             1,750              5,931            4,705
                                       ----------       -----------        -----------      -----------
         Operating income (loss)              398              (744)               990             (388)

Other expense:
    Interest expense, net                     153                76                370              199
    Other                                                         4                                   4
                                       ----------       -----------        -----------      -----------
                                              153                80                370              203

         Income (loss) before
         income taxes                         245              (824)               620             (591)

Income tax expense (benefit)                   54               (58)               146               18
                                       ----------       -----------        -----------      -----------

         Net income (loss)             $      191       $      (766)       $       474      $      (609)

                                       ----------       -----------        -----------      -----------
                                       ----------       -----------        -----------      -----------
Earnings per share:
    Net income (loss) per share        $      .04       $     ( .16)       $       .09      $      (.13)
                                       ----------       -----------        -----------      -----------

Weighted average shares
    outstanding including common
    stock equivalents                   5,013,661         4,687,739          5,008,837        4,621,986
_______________________________________________________________________________________________________

                     The accompanying notes are an integral part
                              of the financial statements

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine month periods ending September 30, 1996 and 1995
                                    (In thousands)
                                     (Unaudited)


                                                     1996           1995
                                                  ---------      ---------


Net cash used in operating activities                (1,136)        (1,918)
                                                  ---------      ---------
Cash flows used in investing activities:
    Payments received on notes receivable                              113
    Purchases of property and equipment                (415)          (416)
    Purchase of business, net of cash
            acquired                                   (976)
                                                  ---------      ---------
    Net cash used in investing activities            (1,391)          (303)
                                                  ---------      ---------
Cash flows from financing activities:
    Proceeds from term debt                           1,334          1,831
    Proceeds from convertible subordinated
            debenture offering                        5,250
    Repayment of term debt and capitalized
            lease obligations                        (3,314)            17
    Debt issue costs                                   (542)
    Cash overdraft                                     (167)
    Proceeds from exercise of stock options             207            407
                                                  ---------      ---------

            Net cash provided by
                 financing activities                 2,768          2,255
                                                  ---------      ---------

            Net increase in cash                        241             34

Cash balance at the beginning of the period               0              3
                                                  ---------      ---------
Cash balance at the end of the period             $     241     $       37
                                                  ---------      ---------
                                                  ---------      ---------


                     The accompanying notes are an integral part
                             of the financial statements

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


1.   Management's Statement

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Danninger Medical Technology, Inc. and Subsidiaries at September 30, 1996, and the results of operations and cash flows for the three month and nine month periods ending September 30, 1996 and 1995. The notes to the Consolidated Financial Statements which are contained in the 1995 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements.


2.   Inventories

     Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                         September        December
                                           1996             1995

         Raw materials                   $    858        $    671
         Work-in-process                       88             108
         Finished goods                     3,137           2,686
         Consigned inventory                1,110             762
                                         --------         -------
                                         $  5,193         $ 4,227
                                         --------         -------
                                         --------         -------

3.   Income Taxes

     The Company provides for federal, state, and local income taxes in interim periods using an estimated effective tax rate for the year. The Company maintains valuation allowances of $584,000 against net deferred tax assets.

4.   Intangibles

     Intangible assets include patents and goodwill. Intangible assets including goodwill are amortized over their useful lives from five to 25 years. Management periodically evaluates the recoverability of all intangible assets based on estimated future cash flows.

5.   Term Debt

     Term debt included $5,250,000 of Convertible Subordinated Debentures ("Debentures") at 8.5% interest due June 1, 2003. The Debentures are convertible prior to maturity or redemption into the Company's Common Stock at $8.125 per share beginning July 1, 1999. The Company will be obligated to redeem Debentures tendered by June 1, 1999 at their fair amount plus accrued interest. Redemption may be accelerated in the event of a change in control of the Company and in certain other circumstances as described in the bond indenture. The Debentures contain certain convenants with respect to default of interest and redemption of payments and defaults under other indebtedness of the Company in excess of $1,000,000.

     In connection with the acquisition of SOS, a $1,500,000 note payable to the seller with interest at the prime rate (8.25% at September 30, 1996). Interest only in payable monthly and the note is due in September 1999.

6.   Accounting Estimates

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

7.   New Accounting Standards

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company does not plan to adopt the expense recognition provisions of this Standard; therefore, the adoption of this Standard will have no effect on the Company's financial condition or results of operations.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted this Statement effective January 1, 1996. The adoption of this Standard had no effect on the Company's fianncial conditions or results of operations as of September 30, 1996.

8.   Contingency

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

9.    Acquisition of Business

      In September 1996, the Company acquired all of the outstanding stock of Surgical & Orthopedic Specialties, Inc. (SOS) for approximately $3.0 million. The acquisition has been accounted for on the purchase method. The consideration was comprised of $1.1 million cash, $0.5 million of common stock, $1.5 million in a seller financed note payable. SOS is engaged in the rental of recovery products. Intangible assets in the accompanying consolidated balance sheet includes approximately $2.5 million of goodwill resulting from this transaction which is amortized over 25 years. The acquisition of SOS was accounted for under the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations of SOS have been included in the Consolidated Statements of Operations from the acquisition date.

Business acquired (in thousands):
Fair value of assets                    $3,794
Fair value of liabilities                 (818)
Common stock issued                       (500)
Acquisition indebtedness                (1,500)
                                        -------
Net cash paid                           $  976
                                        -------
                                        -------

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following table shows the Company's operating results as a percent of revenues for the periods indicated for certain items reflected in the statement of operations.

_______________________________________________________________________________
                                        Percent                  Percent
                                      of Revenues               of Revenues
                                          for                      for
                                      three months              nine months
                                         ending                   ending
                                      September 30,             September 30,
_______________________________________________________________________________

                                  1996         1995         1996         1995
                                  ----         ----         ----         ----

Net sales                         88.0%        92.1%        90.2%        94.5%
Lease/rental revenue              12.0%         7.9%         9.8%         5.5%
                                  ----         ----         ----         ----
                                 100.0%       100.0%       100.0%       100.0%

Cost of goods sold                41.2%        66.4%        44.1%        51.7%

Gross margin                      58.8%        33.6%        55.9%        48.3%

Operating expenses:
    Sales and marketing           27.6%        30.6%        25.9%        26.0%

    General and administrative    15.6%        16.8%        15.8%        16.5%

    Research and development       6.8%        11.1%         6.2%        10.1%

Interest expense, net              3.4%         2.5%         3.0%         2.2%

Other expense                                    .1%                       .1%

Income (loss) before income
  taxes                            5.4%       (27.5%)        5.0%        (6.6%)

Income tax expense (benefit)       1.2%        (1.9%)        1.2%          .2%

Net income (loss)                  4.2%       (25.6%)        3.8%        (6.8%)
________________________________________________________________________________

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    The Company continues to develop its strategy of focusing on increasing market penetration with its Synergy-TM- spinal implant system as it continues to expand its distribution network in the United States and internationally. The Company also continues to assess and develop new products to add to its existing spinal implant line.

    In addition, the Company continues to analyze the rental market for orthopedic rehabilitation devices. In 1994, the Company formed a subsidiary to determine the feasibility of entering this market. In September, 1996, the Company acquired Surgical and Orthopedic Specialities, Inc. (SOS), an independent orthopedic dealer, for $3 million (in stock, cash, note, and non-compete agreement). The Company expects to continue negotiating additional similar transactions with other independent dealers. There can be no assurance, however, that the Company will be able to successfully implement this strategy by reaching final purchase agreements with the independent dealers.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 1996

     As of September 30, 1996, the Company's working capital position increased by $5,322,000 resulting in a working capital ratio of 3.31 to 1. The increase in working capital is principally attributable to the retirement of the $3,000,000 line of credit facility with the proceeds from the Company's $5,250,000 convertible subordinated debenture offering which was completed in May. The $3,000,000 line of credit facility has been renewed and is available to fund future working capital requirements. As of September 30, 1996, $3,000,000 is available. In addition, working capital increased due to the operating results experienced by the Company during the third quarter of 1996.

     Accounts receivables increased by $2,443,000, inventories increased by $966,000 and trade payables increased by $1,160,000. The increase in accounts receivables is attributable to increased sales in the third quarter. Also, accounts receivable increased by approximately $765,000 and accounts payable increased by approximately $201,000 when the Company acquired SOS. The increase in the inventory is primarily due to supporting the growing spinal implant business.

     During the second quarter of 1996, the Company received $5,250,000 during the debenture offering. During the third quarter of 1996, the Company entered into a note payable and a non-compete agreement for $1,500,000 during the acquisition of SOS. During 1996, the Company had additional borrowings of $1,827,000 which contributed to an overall increase in liabilities.

     The Company believes its bank loan facility, working capital, and funds anticipated to be generated by operations will be sufficient to fund the Company's growth plans for the foreseeable future.

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenue increased 51.7% for the three months ended September 30, 1996 to $4,542,000 from $2,994,000 for the three months ended September 30, 1995.
The increase is primarily attributable to increased sales of the Company's Synergy-TM- spinal implant system. In addition, the Company benefited from continued penetration into the orthopedic home care rental market.

     Cost of sales as a percentage of total revenue decreased to 41.2% for the three months ended September 30, 1996 from 66.4% for the three months ended September 30, 1995. The decrease is primarily due to the establishment of an inventory reserve of $312,000 or approximately 10% of sales during the third quarter of 1995. The decrease was also impacted by a change in the sales mix from 1995 to 1996, from recovery products which have high cost of sales percentages to the spinal implant business and the orthopedic home care rental business which have lower cost of sales percentages.

     Sales and marketing expense decreased to 27.6% from 30.6% of total revenue for the three months ended September 30, 1996 and 1995, respectively. The Company has been effective at reducing the amount and cost of sales travel. General and administrative expenses decreased to 15.6% from 16.8% of total revenue for the three months ended September 30, 1996 and 1995, respectively. Research and development expenses decreased to 6.8% from 11.1% of total revenue for the three months ended September 30, 1996 and 1995, respectively, principally as a result of higher level of expenditures in 1995 in connection with obtaining Section 510(k) approval of the Synergy-TM-spinal implant system.

     These factors resulted in an overall increase in operating income to $398,000 or 8.8% of total revenue for the three months ended September 30, 1996 from $(744,000) or (24.8%) for the three months ended September 30, 1995.

     Interest expense increased to 3.4% from 2.5% of total revenue for the three months ended September 30, 1996 and 1995, respectively, as a result of increased borrowings to provide additional working capital.

     Net income (loss) increased to $191,000 from $(766,000) for the three months ended September 30, 1996 and 1995, respectively, and earnings per share increased to $.04 from $(.16) for the same periods.

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     For the nine months ended September 30, 1996 total revenue increased 38.3% to $12,372,000 from $8,943,000 for the nine months ended September 30, 1995. Cost of goods sold decreased to 44.1% from 51.7% for the nine months ended September 30, 1996 and 1995, respectively. As a percentage of total revenue, sales and marketing expense remained constant to 25.9% from 26.0%, general and administrative expenses decreased to 15.8% from 16.5% and research and development expense decreased to 6.2% from 10.1% for the nine months ended September 30, 1996 and 1995, respectively. Interest expense, net increased to 3.0% from 2.2% for the same periods.

     Net income (loss) for the nine months ended September 30, 1996 increased to $474,000 from $(609,000) for the nine months ended September 30, 1995. Earnings per share increased to $.09 from $(.13) for the same periods.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

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

  (b)    Reports on Form 8-K

         The Company filed the following Current Report on Form 8-K since June 30, 1996:

         Current Report on Form 8-K, dated September 20, 1996, filed with the Securities and Exchange Commission on September 20, 1996 (Items 2 and 7)

                                  Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DANNINGER MEDICAL TECHNOLOGY, INC.
                                                      (Registrant)





Dated:  November 13, 1996                      /S/ Joseph A. Mussey
                                                   Joseph A. Mussey
                                            Chief Executive Officer, President,
                                                      and Treasurer





Dated:  November 13, 1996                      /S/ Paul A. Miller
                                                   Paul A. Miller
                                                Chief Financial Officer
                                       (Principal Financial/Accounting Officer)

                 DANNINGER MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                      FORM 10-Q
                                    EXHIBIT INDEX


Exhibit No.    Exhibit

   10(a) Employment Agreement, dated November 7, 1996, between the Company and Joseph A. Mussey.

   10(b) Employment Agreement, dated November 7, 1996, between the Company and Paul A. Miller.

   10(c) Employment Agreement, dated November 7, 1996, between the Company and Ira Benson.

   10(d) Employment Agreement, dated November 7, 1996, between the Company and Thomas E. Zimmer.

   10(e) Employment Agreement, dated November 7, 1996, between the Company and Paul A. Mellinger.

   10(f) Non-Competition Agreement dated September 6, 1996, between the Company and Stephen R. Draper.

   11          Statement re:  Computation of Per Share Earnings

   27          Financial Data Schedules