Form 10-K405
period 1996-12-31
DANNINGER MEDICAL TECHNOLOGY INC
filed 1997-03-27
CIK 731241

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From _____________ To_______________

                        Commission File Number: 000-16893

                          CROSS MEDICAL PRODUCTS, INC.
             (Exact name of Registrant as specified in its charter) (formerly known as Danninger Medical Technology, Inc.)

                DELAWARE                                31-0992628
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

  5160 - A BLAZER MEMORIAL PARKWAY
        DUBLIN, OHIO 43017-1339                         (614) 718-0530
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
Yes   X    No      .
    -----     -----
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

       Based upon the closing price reported on NASDAQ SmallCap Market on March 25, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates on that date was $22,173,676. As of March 25, 1997, 4,921,298 shares of Common Stock, $.01 par value, were outstanding.

Documents incorporated by reference:

       Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated by reference in Part II.

       Portions of the registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1996, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS.

       In 1996, Cross Medical Products, Inc. (the "Company"), a Delaware corporation, formerly known as Danninger Medical Technology, Inc. and subsidiaries, was engaged in two distinct business segments of the orthopedic device industry: (1) the design, manufacture, distribution and rental of orthopedic rehabilitation products ("Recovery Products") and (2) the design, manufacture and marketing of implants and instruments for the surgical treatment of degenerative diseases, deformities and trauma of the spine ("Spinal Implants"). On March 12, 1997, the Company sold substantially all of the assets and the buyer assumed substantially all of the liabilities of the Recovery Products segment. The Company will focus exclusively on the development of new products and increasing market penetration both domestically and internationally for its Spinal Implant business.

       Unless the context otherwise requires, the following discussion relates only to the continuing operations of the Spinal Implant business. On March 21, 1997, the Company formally changed its name to Cross Medical Products, Inc.

SPINAL IMPLANT PRODUCTS

       The initial spinal implant system offered by the Company in 1988 was the Puno/Winter/Byrd Screw/Rod System (the "PWB Screw/Rod System") for fusion of the lumbar spine. The Company elected to market the PWB Screw/Rod System in the United States for clinical studies under an Investigational Device Exemption ("IDE"). The IDE allowed the Company to develop a clinical study in order to gather the data necessary to assess safety and efficacy of the PWB Screw/Rod System. The IDE did not permit commercial distribution and limited use of the PWB Screw/Rod System to a small number of surgeons participating in the study. The study and patient follow-up has been completed and the Company is preparing to submit a Pre-Market Application ("PMA") with the U.S. Food and Drug Administration ("FDA") to permit distribution of the PWB Screw/Rod System in the United States.

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

         The Company formed its Medical Advisory Board and began development of the SYNERGY(TM) Spinal Implant System in 1992. The SYNERGY(TM) Spinal Implant System is a "universal" implant system that allows surgeons to treat both the thoracic (middle) and lumbar (lower) portions of the spine, allowing use of the SYNERGY(TM) Spinal Implant System in approximately 70% of all instrumented spinal fusion surgeries in the United States. The SYNERGY(TM) Spinal Implant System is flexible, strong, and easy for surgeons to use. The SYNERGY(TM) Spinal Implant System does not demand that surgeons follow a single surgical protocol, rather, it provides several options. Implants come in various sizes and types to meet the surgeon's preferences and the patients anatomy, providing a secure anatomic fit for virtually any pathology. The SYNERGY(TM) Spinal Implant System features unique implant locking mechanism designs that, combined with the use of nitrogen-strengthened stainless steel, allow surgeons to assemble constructs of exceptional strength while keeping the profile extremely low. The SYNERGY(TM) Spinal Implant System was engineered to be easy for surgeons to use, reducing surgical time and requiring less fiddle. The screws and hooks are top tightening, the rods do not require pre-loading of additional components, and all implants allow for free rod rotation. The Company received 510(k) clearance from the FDA to market the anterior portion of the SYNERGY(TM) Spinal Implant System in

October 1994 and for the posterior portion of the system in July 1995. In September 1996, the Company developed a titanium version of the SYNERGY(TM) Spinal Implant System for international distribution. The Company received FDA marketing clearance for the anterior portion of the titanium version in October 1995 and the posterior portion in January 1997. Titanium implant systems are preferred in many foreign markets and are used in the United States in cases where magnetic resonance imaging of the spinal area is anticipated to be needed. The Company is currently developing a cervical version of the SYNERGY(TM) Spinal Implant System. The cervical implant version will permit surgeons to treat the cervical (upper) portion of the spine and, if successful, will expand the Company's product line to cover 100% of instrumented spinal fusion surgeries. The Company believes that the SYNERGY(TM) Spinal Implant System is one of the few "universal" spinal implant systems on the market.

         In March 1997, the Company entered into a license agreement with Polaris Biotechnology, Inc. to develop and market a spinal cage implant. Spinal cage implants provide a supporting framework for bone in-growth for patients with trauma, tumors, or degenerative diseases. Distribution of the spinal cage implant within the United States is subject to regulatory approval which will involve clinical trials, while international distribution is expected to begin next year.

         Spinal Implant Marketing. The Company markets its spinal implant products to orthopedic and neurological spine surgeons. The Company estimates that more than 2,000 physicians perform spinal surgery in the United States, primarily in major metropolitan areas. Typically, the surgeon determines the type of spinal implant system.

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

         The Company markets its spinal implant products through a network of twenty-four independent commissioned sales agencies. The Company considers the quality of its independent sales agencies and the level of training and service they provide to surgeons to be a very important factor in its success, second only to the technological advantages of its spinal implant products. The independent sales agencies are prohibited from marketing competing spinal implant products. However, they are permitted to market non-competing implants and other orthopedic products. Independent sales agencies are required to purchase the Company's proprietary surgical instruments that are used to install the Company's spinal implant products. Spinal implant device inventories are consigned to the independent sales agencies. The SYNERGY(TM) Spinal Implant System contains a variety of related implantable devices from which the surgeon can choose during each surgical procedure. After each procedure, the hospital is invoiced by the Company for the implant devices actually used, and the consigned inventory is replenished.

         Foreign sales of spinal implants and instrumentation represented approximately $4.2 million, or 49%, of the Company's total sales of spinal implants and instruments in fiscal 1996. The Company has been able to market the SYNERGY(TM) Spinal Implant System in those countries where governmental approval either is not required or was obtained more quickly than in the United States. The Company markets its spinal implants through the individual distributors in each country who purchase implants and instrumentation directly from the Company. The Company has distributors in approximately twenty countries and intends to continue to seek qualified distributors in other foreign markets.

         Medical Advisory Board. The Company has established a Medical Advisory Board consisting of prominent spinal surgeons. The Medical Advisory Board meets periodically to review and evaluate the Company's research and development efforts and to identify promising new technologies for the Company. Individual members of the Medical Advisory Board also meet and consult informally with employees of the Company. In addition, members of the Medical Advisory Board assist the Company in training other surgeons in the use of the Company's products. Members of the Medical Advisory Board receive a fixed quarterly payment from the Company and share an annual royalty payment based on sales of the Company's spinal implant products. The Company is obligated to pay a royalty, subject to certain limitations, to its Medical Advisory Board in an amount equal to 6.5% (and increasing 1/2% annually, up to 8%) of the net revenues generated from the sales of spinal implant products. The Company's aggregate royalty expense will increase, if and to the extent, sales of implants increase. The following doctors are members of the Medical Advisory Board:

  Robert B. Winter, M.D., Chairman            Minneapolis, MN
  J. Abbott Byrd, M.D.                        Norfolk, VA
  Rolando M. Puno, M.D.                       Louisville, KY
  John Lonstein, M.D.                         Minneapolis, NN
  Joseph Perra, M.D.                          Minneapolis, NM
  Manuel Pinto, M.D.                          Minneapolis, MN
  Michael Smith, M.D.                         Minneapolis, MN

COMPETITION

        Many companies compete in the spinal implant market and competition is intense. The Company believes that its largest competitors in the United States offering spinal implant systems are Sofamor Danek Group, Inc. and Acromed, Inc., each of which has substantially greater sales and financial resources than the Company. The Company also competes with many other companies that offer similar products. Other companies have developed and are marketing products based on technologies that are different from the Company's, including spinal fusion cages, spinal implants designed to be used with minimally invasive or laparoscopic surgery, biodegradable polymer inserts and artificial bone implants. The Company believes that it competes on the following basis: (a) the technological design and functional performance of its implant products, (b) the level of training and service support provided to spinal surgeons, (c) the professional reputation of members of its Medical Advisory Board and the design and training assistance they provide, and (d) the ability of its research and development personnel to produce technologically superior products. Many of the Company's competitors have capital resources, research and development staff, facilities, experience in clinical trials and obtaining regulatory approvals, physician relationships and experience in manufacturing and marketing significantly greater than those of the Company. Because of intense competition, there can be no assurance that the Company will be able to successfully market its spinal implant products. Additionally, there can be no assurance that other competing products or technologies will not be technologically superior to those offered or developed by the Company.

RESEARCH AND DEVELOPMENT

         The Company continually strives to improve existing products and develop new products in the spinal implant market. The Company conducts its research and development activities primarily through its engineering department and with the assistance of outside consultants. The Company employs five professional engineers and a technician engaged exclusively in research and development.

         In addition to research and development conducted by the Company, the Medical Advisory Board plays an active role in the development of new spinal implant products. The Company will continue to work with the members of its Medical Advisory Board to develop new spinal systems which address spinal deformities and degenerative disease in the cervical spine to be used with the SYNERGY(TM) Spinal Implant System as well as a minimally invasive device. The Company's spinal implant research and development is concentrated on the design of these new systems, and it expects to submit 510(k) applications to the FDA in 1997 for the cervical version. The Company will also continue to develop the spinal implant cage which it licensed in March 1997 under a license agreement with Polaris Biotechnology, Inc.

         The Company's research and development expenditures during the fiscal years ended December 31, 1996, 1995, and 1994 were $687,000, $859,000, and
$977,000, respectively. The Company intends to continue to invest in the development of new spinal implant products in 1997.

INTELLECTUAL PROPERTY LAW MATTERS

         The Company holds the patent, manufacturing and marketing rights to certain specialty orthopedic products. The SYNERGY(TM) Spinal Implant System is covered by numerous pending U.S. and international patent applications belonging to the Company. These applications concern various aspects of the SYNERGY(TM) Spinal Implant System including the bone anchor, the rod/anchor interface, instrumentation and transverse connectors. CROSS(TM), CROSS MEDICAL(TM), INTEGRAL(TM), and SYNERGY(TM) are trademarks of the Company.

         The Company intends to file patent applications on future products as appropriate. The mere filing and prosecution of patent applications, however, cannot guarantee the ultimate issuance of patents. To the extent that the Company is unsuccessful in securing patents for its devices or for certain features of its devices which are easily reverse-engineered, there is little to prevent a competitor from copying the Company's products, although the Company would have "lead time" in the marketplace during the period needed by its competitors to copy and secure FDA approval for a duplicate product. Thus, while the patents may have value, the Company believes that they are of lesser significance than the innovative skills, technical competence, and marketing ability of the Company's personnel.

GOVERNMENT REGULATION

         The health care industry is subject to extensive government regulation on both the federal and state levels. In particular, the U.S. Food, Drug and Cosmetic Act, as amended, and regulations promulgated thereunder (collectively the "FDA Act") provides for regulation by the FDA of the manufacture and sale of medical devices.

         Under the FDA Act, all medical devices are to be classified as Class I, Class II, or Class III devices, depending upon the risk they present. Many Class I and all Class II and III medical devices must be reviewed or approved for marketing prior to their distribution unless they are specifically excluded from the requirement to do so. The review/approval process is more or less difficult depending upon the product Class. In general, Class I devices must comply with labeling and recordkeeping requirements and are subject to other general controls and periodic inspection. In addition to general controls, Class II devices must comply with performance standards established by the FDA. Manufacturers of Class II devices also are subject to periodic inspection by the FDA. Class III devices must receive pre-market approval from the FDA before they can be commercially distributed in the United States, and manufacturers of Class III devices are also subject to periodic inspection. The FDA Act and FDA regulations also cover all incoming materials control, processing control, traceability of input materials and components, traceability of product servicing and other quality and safety controls. All of these requirements are covered in the broad FDA specifications known as "good manufacturing practice" regulations.

         The PWB Screw/Rod System implantable devices and the spinal implant cage are Class III devices. Class III devices require pre-market approval from the FDA before full distribution of the device may begin. The FDA allows only devices proven to be both safe and effective to be offered for full distribution. The FDA bases its judgment of both safety and effectiveness on information gathered during studies conducted pursuant to an IDE. The Company is following the premarket approval process for the PWB Screw/Rod System and having completed the IDE is formulating its PMA for submission to the FDA. In addition, the Company plans to pursue an IDE for multiple versions of the spinal implant cage.

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

PERSONNEL

         As of March 21, 1997, the Company employed 39 full-time employees. The Company has no part-time employees. None of the Company's employees are subject to collective bargaining agreements, and the Company considers its relationship with its employees to be good.

DISCONTINUED OPERATIONS

         On March 12, 1997, the Company, Danninger Healthcare, Inc. ("DHI"), an Ohio corporation and wholly owned subsidiary of the Company, and OrthoLogic Corp. (OrthoLogic), a Delaware corporation, entered into an Asset Purchase Agreement, dated March 12, 1997, whereby OrthoLogic purchased from the Company and DHI certain assets and assumed certain liabilities related to the Company's Recovery Products business. Under the Asset Purchase Agreement, the Company and DHI, collectively, sold substantially all of their accounts receivables, inventory, fixed assets, intangible assets and other assets related to the Recovery Products business to OrthoLogic for approximately $8,600,000 in cash plus the assumption by OrthoLogic of substantially all of the liabilities of the Company and DHI including accounts payable, lease payable, bank debt and seller financing debt. Assumed liabilities totaled approximately $5,000,000. In addition, OrthoLogic acquired 30,000 restricted shares of the Company's Common Stock for $243,750. The transaction was accomplished through arms-length negotiations between the Company and DHI and OrthoLogic. There was no material relationship between the Company, DHI and OrthoLogic or any affiliates, directors or officers or associates of such directors or officers of any party to the transaction. The following discussion describes the Company's Recovery Products business prior to the sale.

         Technology Overview. Continuous passive motion ("CPM") rehabilitation therapy technology in the orthopedic field employs devices to slowly and continuously move an injured joint without assistance of the patient's muscle power. This therapy is most commonly used after joint surgery to improve blood flow, reduce swelling, increase the range of motion, maintain muscle tone and speed healing.

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

         Company Recovery Products. The majority of the Company's line of recovery products were marketed under the trade name Danniflex(TM). The Company offered a full range of CPM devices: with three leg models, a shoulder model, hand and finger model, wrist model and toe model. The Company periodically refined and updated its various CPM devices with the addition of new models to expand its existing line or replace prior models. In addition to CPM devices, the Company offered product accessories that made CPM devices easier to use and apply.

         Recovery Products Marketing. CPM devices are used primarily by post-surgery orthopedic patients in hospitals and in their homes. CPM devices are also used in nursing homes, sports medicine clinics and private practice physical therapy clinics.

         The Company sold the majority of its CPM devices to independent durable medical equipment ("DME") dealers. Typically, DME dealers purchase and inventory CPM devices in sufficient quantity for their rental markets. Dealers purchased the unit outright from the Company or financed the purchase through a third party lessor. Upon receiving a rental order, the dealer transports the unit to and from the hospital, institution, or home (usually within a 20 to 50 mile radius), aids in setting up the unit and bills the customer for the service at a daily, weekly or monthly rental rate.

         In recent years, the DME market has experienced a number of changes. National DME dealers are consolidating while new dealers are entering the market at the local level. In response to these changes, the Company was committed to an open distribution policy for its products and, working with independent financing companies, offered financing programs tailored to the DME marketplace. In addition, in 1994, the Company formed Recovery Services, Inc. ("RSI") as a wholly owned subsidiary to rent recovery products directly to end users. RSI was formed to expand the geographic scope of the Company's recovery products market in those areas without suitable DME dealers, to explore alternative distribution methods for new and existing products, and to assist the Company in assessing the product needs and requirements of the recovery products market.

         In September 1996, the Company acquired Surgical and Orthopedic Specialties, Inc. ("SOS"), a durable medical equipment dealer that rented orthopedic rehabilitation equipment primarily to home-care patients in Michigan, Indiana and Ohio. Upon completion of the merger, RSI and SOS operated under the DHI name.

         Recovery Products Manufacturing. The Company assembled its recovery products, fabricating some of the mechanical parts and purchasing the remaining mechanical and all of the electrical components from a variety of vendors. All of the Company's Danniflex(TM) line of lower extremity CPM devices shared certain basic structural elements. CPM devices were sold with a limited one year warranty. Claims under the Company's CPM device warranty have been nominal.

BUSINESS RISKS

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider the following important factors, among others, in some cases have affected, and in the future could affect, the company's actual results and could cause the Company's actual consolidated results of operations for 1997 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

        Limited History of Profitability. In fiscal 1996, the Company reported net income of $50,000, but had incurred net losses in the previous four years, primarily as a result of the costs associated with the development of its SYNERGY(TM) Spinal Implant System. The Company will continue to invest to expand the distribution and marketing of the SYNERGY(TM) Spinal Implant System, as well as to invest in research and development to expand the system to include a cervical version and a spinal implant cage. The Company believes that the SYNERGY(TM) Spinal Implant System has technological advantages over existing spinal implant systems, although certain competitors have much greater market share and well-developed distribution networks. There can be no assurance that the Company will be successful in establishing a competitive distribution network to enable it to increase its sales of spinal implants to a profitable level.

         Competition. The spinal implant industry is intensely competitive with respect to technology, distribution, quality and variety, and there are two well-established competitors with substantially greater financial and other resources than the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and many are better established with physicians in the markets where the Company distributes its products. See "Business - Competition."

         Government Regulation The manufacture and marketing of the Company's products are subject to regulation by the FDA pursuant to the FDA Act and numerous other federal, state and foreign governmental authorities. Although the Company has obtained all necessary clearances for the marketing and sale of all the products that the Company currently produces and sells, any products developed in the future are likely to require FDA approval before they can be sold in the United States.

         To date, all FDA approvals of the Company's products have been obtained under Section 510(k) of the FDA Act, which provides for FDA marketing approval on an expedited basis for products that can be shown to be substantially equivalent to devices in interstate commerce prior to May 1976, the date of enactment of the FDA Act. The Company anticipates that substantially all of the products currently being developed will qualify for marketing approval under
Section 510(k). However, if marketing approval for any product cannot be obtained under Section 510(k), alternative approval procedures are likely to be costly and time consuming and there can be no assurance that the required approvals for marketing any newly developed products will be obtained. All products and manufacturing facilities are subject to continual review and periodic inspection by the FDA. The discovery of previously unknown problems with the Company or its products or facilities may result in product labeling restrictions, recall, or withdrawal of the products from the market. The Company is required to obtain similar approvals, and is subject to similar regulation for the sale of its products in foreign countries and is subject to similar risks relating to the inability to obtain or the revocation of such approvals. See "Business - Government Regulation."

        Limited Sales and Marketing Experience. The Company anticipates the majority of its sales growth, if any, in the future will be in spinal implants. The Company has sold its spinal implant products in the United States through a limited direct sales and marketing staff and a network of independent commissioned sales agencies supported by the Company's technical support staff. Independent commissioned sales agencies typically market orthopedic and neurological implants and instruments for a variety of manufacturers. The Company provides extensive sales training, however, existing or future sales agencies may not have prior experience selling spinal implants. There can be no assurance that the Company will be able to develop an effective distribution network or that such commissioned sales agencies will be able to successfully sell the Company's products.

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

        Product Liability Litigation and Insurance Coverage. The spinal implant industry has been historically litigious and the Company faces an inherent business risk of financial exposure to product liability claims. Such claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations. Since the Company's spinal products are designed to be permanently implanted in the human body, manufacturing errors or design defects could result in injury or death to the patient, and could result in a recall of the Company's products and substantial monetary damages. The Company has been named as a defendant in more than 500 cases alleging principally that the Company participated in an industry-wide conspiracy to market pedicle screw implants. The Company anticipates that additional similar suits will be filed in the future. The Company has also been named as a defendant in 15 cases alleging claims of products liability for defective products manufactured by the Company. The Company's current liability insurance coverage limits are $5,000,000 per occurrence per year and $5,000,000 in the aggregate per year. There can be no assurance that the Company will not experience losses to the extent that its insurance coverage is not adequate to cover the cost of defending these and similar suits that may be filed in the future or the cost of settling such claims or paying any adverse judgments. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. In 1997, the Company's prior insurance carrier exited the spinal implant market. The new insurance carrier is providing similar insurance coverage for future claims. For claims that have been incurred but not yet filed, the Company has purchased extended claims coverage from its prior carrier. See "Legal Proceedings."

         Product Concentration and Obsolescence. The Company anticipates that most of its spinal implant sales and sales growth in the future, if any, will come from the SYNERGY(TM) Spinal Implant System. In addition, the Company's current primary product development efforts involve a cervical version of the SYNERGY(TM) Spinal Implant System and a spinal implant cage. There can be no assurance that the Company will be successful in marketing the SYNERGY(TM) Spinal Implant System or the spinal implant cage or that a competitor will not introduce a superior product or technology. In either event, the Company may not be able to produce sufficient sales to achieve profitability.

        Dependence on Suppliers. The Company does not manufacture the components for its spinal implants and instruments and is dependent upon several suppliers for the production of such components and expects to continue to be dependent upon such manufacturers for the foreseeable future. The Company is dependent upon these manufacturers for timely and cost-effective manufacturing services. In the event that the Company is unable to obtain components, or obtain such components on commercially reasonable terms, it may not be able to manufacture or distribute its products on a timely and competitive basis, or at all.

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

ITEM 2. PROPERTIES.

         On February 8, 1996, the Company entered into a lease for its new office and production facilities in Dublin, Ohio. The lease term began on April 1, 1996, and terminates on June 1, 2001. The lease covers 27,680 square feet, of which the Company plans to use approximately 13,680 square feet for office and production and the remaining approximately 14,000 square feet will be used by OrthoLogic, the purchaser of the recovery products segment. OrthoLogic may cease using the space on 90 days notice, and must vacate by December 31, 1997. After OrthoLogic vacates the space, the Company will expand into part of the space and attempt to sublease the remainder. The facility is located at 5160 Blazer Memorial Parkway, Dublin, Ohio 43017.

ITEM 3. LEGAL PROCEEDINGS.

         The nature of the Company's business subjects the Company to product liability and related claims from time to time. The Company maintains a claims made product liability insurance policy with per occurrence ($100,000) and aggregate ($500,000) retention limits. Beyond these retention limits, the policy covers aggregate insured claims made during each policy year up to $5,000,000. The Company believes that it has adequate insurance for its business, but there can be no assurance that future operating results will not be materially adversely affected by the formal resolution of pending cases or future claims.

         The Company and other spinal implant manufacturers were named as defendants in various purported class action product liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by the Company and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and, on February 22, 1995, Chief Judge Emeritus Lewis C. Bechtle denied class certification. The federal court lawsuits before Judge Bechtle will remain coordinated for further pretrial purposes, but are individual lawsuits. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians, and other spinal implant industry members. The Company has been named as a defendant, among others, in approximately 500 such lawsuits. The Company believes that only 15 of such cases involve individual plaintiffs utilizing implants supplied by the Company. The Company cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. Most of such lawsuits are pending in federal courts and are in preliminary stages. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's product liability insurance policies, the Company believes that it has affirmative defenses, including, without limitation, preemption, and that these individual lawsuits are otherwise without merit. All pending cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. There can be no assurance, however, that the $5,000,000 per policy year limit of the Company's coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of product liability insurance coverage at commercially reasonable, premiums.

         In addition to the above, in the ordinary course of business the Company has been named as a defendant in various other legal proceedings. The Company has denied liability in all such lawsuits and is vigorously defending the same. The Company believes that it has adequate insurance for its business, but there can be no assurance that future operating results will not be materially adversely affected by the formal resolution of these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

        Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

                 PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

         The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market under the symbol "CRSS." The following table sets forth, for the periods indicated, the high and low bid prices per share for the Common Stock as reported by the Nasdaq SmallCap Market. Such bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                  HIGH        LOW
                                                  ----        ---
                  1994
                        First Quarter            $4.375     $1.8125
                        Second Quarter            4.125       2.625
                        Third Quarter             4.125       3.125
                        Fourth Quarter             4.50       3.625

                  1995
                        First Quarter .......    $4.375     $ 3.875
                        Second Quarter            10.00        4.00
                        Third Quarter             10.50       7.125
                        Fourth Quarter            7.875       5.375

                  1996
                        First Quarter .......     $8.00     $  5.75
                        Second Quarter             9.00        6.25
                        Third Quarter              7.50        5.25
                        Fourth Quarter             9.00        6.25

         On March 25, 1997, the last reported bid price of the Common Stock on The Nasdaq SmallCap market was $7.25. At March 25, 1997, there were 413 holders of record of the outstanding Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below for, and as of the end of, each of the years in the five year period ended December 31, 1996 is derived from the audited financial statements of the Company. The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                           (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:                                  1996          1995         1994          1993          1992
                                                               ----          ----         ----          ----          ----
Revenue..............................................        $8,572        $4,091       $2,880        $1,360          $347
Cost of goods sold...................................         3,854         1,995        1,189           358           255
Gross margin.........................................         4,718         2,096        1,691         1,002            92
Selling, general and administrative expenses.........         4,330         3,224        2,483         1,984         1,413
Research and development expenses....................           687           859          977           800           519
Operating loss ......................................          (299)       (1,987)      (1,769)       (1,782)       (1,840)
Interest expense, net................................           439           101            3            15             9
Loss from continuing operations before income taxes..          (738)       (2,088)      (1,772)       (1,797)       (1,849)
Net income (loss) from continuing operations.........            50        (1,442)      (1,176)       (1,194)       (1,207)
Net income (loss) per share from continuing
  operations.........................................        $  .01        $ (.31)       $(.25)        $(.27)        $(.27)

BALANCE SHEET DATA:

Working Capital......................................        $8,241        $3,135       $2,599        $2,032        $3,742
Total assets.........................................        19,590         9,498        7,413         5,782         7,649
Short-term obligations...............................         1,659         3,081            6             7           157
Long-term obligations................................         5,482             7                          6           163
Total shareholders' equity...........................         5,648         3,522        3,390         3,008         3,727

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required by this item is included under the caption "MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" in the Company's Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Consolidated Financial Statements of the Company, together with reports thereon from Coopers & Lybrand L.L.P. (dated March 12, 1997), appear in the Company's Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          In accordance with General Instruction G(3) of Form 10-K, the information appearing under the caption "Election of Directors" and the subcaptions "Meetings and Committees of the Board of Directors" and "Officers and Significant Employees" of the Company's Definitive Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 21, 1997 (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

           In accordance with General Instruction G(3) of Form 10-K, the information appearing under the subcaptions "Compensation of Officers and Directors," and "Stock Options," and "Compensation of Directors" and "Employment Contracts" of the Company's Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           In accordance with General Instruction G(3) of Form 10-K, the information appearing under the subcaption "Security Ownership of Certain Beneficial Owners" and the caption "Election of Directors" of the Company's Definitive Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 21, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           In accordance with General Instruction G(3) of Form 10-K, the information appearing under the subcaption "Related Party Transactions" of the Company's Definitive Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 21, 1997, is incorporated herein by reference.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT AS INCORPORATED BY REFERENCE IN ITEM 8:

    FINANCIAL STATEMENTS AND  SCHEDULE

                Report of Independent Accountants

                Consolidated Balance Sheet as of December 31, 1996 and 1995

                Consolidated Statement of Operations for the three years ended
                         December 31, 1996, 1995 and 1994

                Consolidated Statement of Changes in Shareholders' Equity for
                         the three years ended December 31, 1996, 1995 and 1994

                Consolidated Statement of Cash Flows for the three years ended
                         December 31, 1996, 1995 and 1994

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


                          CROSS MEDICAL PRODUCTS, INC.
                               REPORT ON FORM 10-K

                                  EXHIBIT INDEX

   EXHIBIT
      NO.               DESCRIPTION                                                 PAGE NUMBER
      ---               -----------                                                 -----------
3(a)          Certificate of Incorporation of the Company.                 Previously filed as Exhibit 3(a) to
                                                                           Form 10 (file number 0-16893) filed
                                                                           May 3, 1988, and incorporated herein
                                                                           by reference.

3(B)          Bylaws of the Company.                                       Previously filed as Exhibit 3(b) to Form
                                                                           10 (file number 0-16893) filed May 3
                                                                           1988, and incorporated herein by
                                                                           reference.

4.1           Reference is made to Articles FOURTH, EIGHTH,                Previously filed as Exhibit 4 to Form 10
              NINTH and TENTH of the Certificate of Incorporation          (file number 0-16893) filed May 3,
              of the Company and Articles II, III, IV, VI, VII and VIII    1988, and incorporated herein by
              of the Company's Bylaws.  Instruments defining the           reference.
              rights of holders of long-term debt will be furnished to
              the Securities and Exchange Commission upon request.

4.2           Form of the Company's Stock Certificate                      Page___.

10(a)         Business Purpose Revolving Promissory Note, dated            Previously filed as Exhibit 10(a) to
              February 13, 1995, in the amount of $400,000 payable to      Annual Report on Form 10-K (file
              Bank One, Columbus, N.A. by the Company.                     number 0-16893) filed on March 30,
                                                                           1995, and incorporated herein by
                                                                           reference.

10(b)         Non-Titled Personal Property Security Agreement, dated       Previously filed as Exhibit 10(b) to
              February 13, 1995, granting Bank One Columbus, N.A. a        Annual Report on Form 10-K (file
              security interest in all inventory, raw materials, work in   number 0-16893) filed on March 30,
              process, supplies, accounts, general intangibles, chattel    1995, and incorporated herein by
              paper, instruments, other forms of obligations and           reference.
              receivables, goods, equipment, machinery, supplies and
              other personal property of the Company.

10(c)         Non-Titled Personal Property Security Agreement, dated       Previously filed as Exhibit 10(c) to
              February 13, 1995, granting Bank One Columbus, N.A. a        Annual Report on Form 10-K (file
              security interest in all inventory, raw materials, work in   number 0-16893) filed on March 30,
              process, supplies, accounts, general intangibles, chattel    1995, and incorporated herein by
              paper, instruments, other forms of obligations and           reference.
              receivables, goods, equipment, machinery, supplies and
              other personal property of  the Company.

10(d)         Loan Agreement, dated September 23, 1994, in the             Previously filed as Exhibit 10 to Form
              amount of $2,500,000 payable to Bank One, Columbus,          10 (file number 0-16893) filed
              N.A. by Danninger Medical Technology, Inc., and the          November 14, 1994, and incorporated
              Company, secured by accounts receivable, lease               herein by reference.
              receivables, contract rights, chattels, general intangibles, notes, drafts, acceptances and other forms of obligations
              and inventory, goods, merchandise, and all other personal
              property of the Company.

10(e)         Loan Agreement, dated June 26, 1995, by and among the        Previously filed as Exhibit 10 to
              Company and Bank One, Columbus, N.A.                         Form 10-Q (file number 0-16893) filed
                                                                           August 14, 1995, and incorporated
                                                                           herein by reference.


10(f)         Amendment to Loan Agreement, dated March 27, 1996,           Previously filed as Exhibit L 10(f) to
              by and among the Company and Bank One, Columbus,             Annual Report on Form 10-K (file
              N.A.                                                         number 0-16893) filed March 29, 1996,
                                                                           and incorporated herein by reference.

10(g)         Asset Purchase Agreement, dated March 12, 1997, by           Page___.
              and among the Company, Danninger Healthcare, Inc.
              and OrthoLogic Corp.

The following are management contracts and compensatory plans and arrangements in which directors or executive officers participate:

10(h)         Confidentiality, Assignment and Non-Competition              Previously filed as Exhibit 10(a) to
              Agreement for Key Personnel, dated September 10,             Form 10 (file number 0-16893) filed
              1984, between the Company and Edward R. Funk.*               May 3, 1988, and incorporated herein
                                                                           by reference.

10(i)         Schedule identifying material details of other agreements    Previously filed as Exhibit 10(h) to
               substantially identical to Exhibit 10(h).*                  Annual Report on Form 10-K (file
                                                                           number 0-16893) filed on March 30,
                                                                           1995, and incorporated herein by
                                                                           reference.

10(j)         Amended and Restated 1984 Incentive Stock Option             Previously filed as Exhibit 10(e) to
              Plan, reserving 750,000 shares of Common Stock, as           Annual Report on Form 10-K (file
              amended by the Board of Directors on April 2, 1992.*         number 0-16893) filed March 30, 1993,
                                                                           and incorporated herein by reference.

10(k)         Form of Stock Option Agreement Under the Amended             Previously filed as Exhibit 10(f) to
              and Restated 1984 Incentive Stock Option Plan.*              Annual Report on Form 10-K (file
                                                                           number 0-16893) filed March 30, 1993,
                                                                           and incorporated herein by reference.

10(l)         Amended and Restated 1984 on-Statutory Stock Option          Previously filed as Exhibit 10(h) to,
              Plan reserving 300,000 shares of Common Stock, as            Annual Report on Form 10-K (file number
              amended by the Board of Directors on April 2, 1992.*         0-16893) filed March 30, 1993, and
                                                                           incorporated herein by reference.

10(m)         Form of Stock Option Agreement Under the Amended             Previously filed as Exhibit 10(i) to
              and Restated 1984 Non-Statutory Stock Option Plan.*          Annual Report on Form 10-K (file
                                                                           number 0-16893) filed March 30, 1993,
                                                                           and incorporated herein by reference.

10(n)         1994 Stock Option Plan, reserving 600,000 shares of          Previously filed as Exhibit 10(c) to
              Common Stock.*                                               Form 10 (file number 0-16893) filed
                                                                           August 12, 1994, and incorporated
                                                                           herein by this reference.

10(o)         Form of Indemnification Agreement between the                Previously filed as Exhibit 10(x) to
              Company and its directors.*                                  Form 10 (file number 0-16893) filed
                                                                           May 3, 1988, and incorporated herein
                                                                           by reference.

10(p)         Schedule identifying material details of other               Previously filed as Exhibit 10(o) to
              Indemnification Agreements substantially                     Annual Report on Form 10-K (file
              identical to  Exhibit 10(n).*                                number 0-16893) filed on March 30,
                                                                           1995, and incorporated herein by
                                                                           reference.

10(q)         Employment Agreement Between the Company and                 Previously filed as Exhibit 10(a) to
              Edward R. Funk.*                                             Form 10 (file number 0-16893) filed
                                                                           August 12, 1994, and incorporated
                                                                           herein by this reference.

10(r)         Employment Agreement between the Company and                 Previously filed as Exhibit 10(b) to
              Edward R. Funk.*                                             Form 10 (file number 0-16893) filed
                                                                           August 12, 1994, and incorporated
                                                                           herein by this reference.

10(s)         Employment Agreement, dated November 7, 1996,                Previously filed as Exhibit 10(a) to the
              between the Company and Joseph A. Mussey.                    Company's Quarterly Report on Form
                                                                           10-Q for the quarter ended September
                                                                           30, 1996 (file number 0-16893) filed
                                                                           October 15, 1996, and incorporated
                                                                           herein by reference.

10(t)         Employment Agreement, dated November 7, 1996,                Previously filed as Exhibit 10(b) to the
              between the Company and Paul A. Miller.                      Company's Quarterly Report on Form
                                                                           10-Q for the quarter ended September 30,
                                                                           1996 (file number 0-16893) filed
                                                                           October 15, 1996, and incorporated
                                                                           herein by reference.

10(u)         Employment Agreement, dated November 7, 1996,                Previously filed as Exhibit 10(c) to the
              between the Company and Ira Benson.                          Company's Quarterly Report on Form
                                                                           10-Q for the quarter ended September 30,
                                                                           1996 (file number 0-16893) filed October
                                                                           15, 1996, and incorporated herein by
                                                                           reference.



10(v)         Employment Agreement, dated November 7, 1996,                Previously filed as Exhibit 10(d) to the
              between the Company and Thomas E. Zimmer.                    Company's Quarterly Report on Form 10-K
                                                                           for the quarter ended September 30, 1996
                                                                           (file number 0-16893) filed October 15,
                                                                           1996, and incorporated herein by
                                                                           reference.

10(w)         Employment Agreement, dated November 7, 1996,                Previously filed as Exhibit 10(e) to the
              between the Company and Paul A. Mellinger.                   Company's Quarterly Report on Form 10-Q
                                                                           for the quarter ended September 30, 1996
                                                                           (file number 0-16893) filed October 15,
                                                                           1996, and incorporated herein by
                                                                           reference.

10(x)         Non-Competition Agreement dated September 6, 1996,           Previously filed as Exhibit 10(f) to the
              between the Company and Stephen R. Draper.                   Company's Quarterly Report on Form 10-Q
                                                                           for the quarter ended September 30, 1996
                                                                           (file number 0-16893) filed October 15,
                                                                           1996, and incorporated herein by
                                                                           reference.

11            Statement Regarding Computation of Net Income Per            Page ___.
              Share.

13            Portions of the Company's Annual Report to                   Page ___.
              Stockholders.

21            List of Subsidiaries.                                        Previously filed as Exhibit 21 (file
                                                                           number 0-16893) filed March 31, 1995,
                                                                           and incorporated herein by this
                                                                           reference.

23            Consent of Coopers & Lybrand L.L.P.                          Page ___.

24            Powers of Attorney.                                          Page ___.





27            Financial Data Schedule                                      Page ___.

--------------------------------
*Management Contract or Compensatory Plan

(B)    REPORTS ON FORM 8-K

       None.

(C)    EXHIBITS

       The exhibits to this report begin at page ___.

(D)    FINANCIAL STATEMENT SCHEDULES


       The Financial Statement Schedule of the Company, together with report thereon from Coopers & Lybrand L.L.P. (dated March 12, 1997), are set forth on the following pages.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



Our report on the consolidated financial statements of Cross Medical Products, Inc. and Subsidiaries (formerly Danninger Medical Technology, Inc. and Subsidiaries) is included in this form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.



                                         /s/ COOPERS & LYBRAND L.L.P.



Columbus, Ohio
March 12, 1997

                                    CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                       Charged
                                                    Balance           to Costs
                                                      at                 and                              Balance
                                                   Beginning          Expenses                            at End
                                                    of Year         (Recoveries)        Deductions        of Year
                                                    -------         ------------        ----------        -------
For the year ended December 31, 1996:
Allowance for doubtful accounts                     $ 78,947           $84,000           $(67,761)      $ 95,186
Inventory valuation reserve                          363,332           125,000           (184,386)       303,946
                                                     -------           -------            -------        -------
                                                    $442,279          $209,000          $(252,147)      $399,132
                                                    ========          ========          ==========      ========


For the year ended December 31, 1995:
Allowance for doubtful accounts                     $ 62,329           $16,618                          $ 78,947
Inventory valuation reserve                          126,186           237,146                           363,332
                                                     -------           -------                           -------
                                                    $188,515          $253,764                          $442,279
                                                    ========          ========                          ========


For the year ended December 31, 1994:
Allowance for doubtful accounts                      $ 6,000           $59,647            $(3,318)      $ 62,329
Inventory valuation reserve                          121,332            36,991            (32,137)       126,186
                                                    --------          --------            --------       -------
                                                    $127,332           $96,638           $(35,455)      $188,515
                                                    ========           =======           =========      ========



                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 27, 1997                  CROSS MEDICAL PRODUCTS, INC.

                                         By:  /s/ Joseph A. Mussey
                                             ----------------------
                                             Joseph A. Mussey
                                             Chief Executive Officer, President
                                              and Treasurer

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

         SIGNATURE                                   TITLE                                DATE
          ---------                                   -----                               ----

   /*/ Joseph A. Mussey             President, Chief Executive Officer,        )      March  27, 1997
---------------------------         Treasurer and Director                     )
  Joseph A. Mussey                  (Principal Executive Officer)              )
                                                                               )
                                                                               )
  /*/ Paul A. Miller                Vice President and Chief Financial         )      March  27, 1997
---------------------------         Officer (Principal Financial and           )
      Paul A. Miller                Accounting Officer)                        )
                                                                               )
                                                                               )
  /*/ Edward R. Funk                Chairman of the Board of Directors         )      March  27, 1997
---------------------------                                                    )
    Edward R. Funk                                                             )
                                                                               )
                                                                               )
  /*/ Daniel A. Funk                Director                                   )      March  27, 1997
---------------------------                                                    )
   Daniel A. Funk, M.D.                                                        )
                                                                               )
                                                                               )
   /*/ Daniel A. Gregorie           Director                                   )      March  27, 1997
---------------------------                                                    )
   Daniel A. Gregorie, M.D.                                                    )
                                                                               )
                                                                               )
   /*/ Herbert J. Kahn              Director                                   )      March  27, 1997
---------------------------                                                    )
   Herbert J. Kahn                                                             )
                                                                               )
                                                                               )
   /*/ Curtis A. Loveland           Director                                   )      March  27, 1997
---------------------------                                                    )
   Curtis A. Loveland                                                          )
                                                                               )
                                                                               )
   /*/ C. Craig Waldbillig          Director                                   )      March  27, 1997
---------------------------                                                    )
   C. Craig Waldbillig                                                         )
                                                                               )
                                                                               )


                                     - 21 -


  /*/ Peter H. Williams            Director                                    )      March  27, 1997
---------------------------                                                    )
   Peter H. Williams                                                           )
                                                                               )
                                                                               )
  /*/ Robert J. Williams           Director                                    )      March  27, 1997
---------------------------                                                    )
   Robert J. Williams                                                          )
                                                                               )

*By: /s/ Joseph A. Mussey
-----------------------------------
 Joseph A. Mussey, attorney-in-fact
 for each of the persons indicated




                                             CROSS MEDICAL PRODUCTS, INC.
                                                 REPORT ON FORM 10-K

                                                    EXHIBIT INDEX

   EXHIBIT
     NO.                              DESCRIPTION                                          PAGE NUMBER
     ---                              -----------                                          -----------
3(a)          Certificate of Incorporation of the Company.                 Previously filed as Exhibit 3(a) to Form
                                                                           10 (file number 0-16893) filed May 3,
                                                                           1988, and incorporated herein by
                                                                           reference.

3(B)          Bylaws of the Company.                                       Previously filed as Exhibit 3(b) to Form
                                                                           10 (file number 0-16893) filed May 3
                                                                           1988, and incorporated herein by
                                                                           reference.

4.1           Reference is made to Articles FOURTH, EIGHTH,                Previously filed as Exhibit 4 to Form 10
              NINTH and TENTH of the Certificate of Incorporation          (file number 0-16893) filed May 3,
              of the Company and Articles II, III, IV, VI, VII and VIII    1988, and incorporated herein by
              of the Company's Bylaws.  Instruments defining the           reference.
              rights of holders of long-term debt will be furnished to
              the Securities and Exchange Commission upon request.

4.2           Form of the Company's Stock Certificate.                     Page___.

10(a)         Business Purpose Revolving Promissory Note, dated            Previously filed as Exhibit 10(a) to
              February 13, 1995, in the amount of $400,000 payable to      Annual Report on Form 10-K (file
              Bank One, Columbus, N.A. by the Company.                     number 0-16893) filed on March 30,
                                                                           1995, and incorporated herein by
                                                                           reference.

10(b)         Non-Titled Personal Property Security Agreement, dated       Previously filed as Exhibit 10(b) to
              February 13, 1995, granting Bank One Columbus, N.A. a        Annual Report on Form 10-K (file
              security interest in all inventory, raw materials, work in   number 0-16893) filed on March 30,
              process, supplies, accounts, general intangibles, chattel    1995, and incorporated herein by
              paper, instruments, other forms of obligations and           reference.
              receivables, goods, equipment, machinery, supplies and
              other personal property of the Company.

10(c)         Non-Titled Personal Property Security Agreement, dated       Previously filed as Exhibit 10(c) to
              February 13, 1995, granting Bank One Columbus, N.A. a        Annual Report on Form 10-K (file
              security interest in all inventory, raw materials, work in   number 0-16893) filed on March 30,
              process, supplies, accounts, general intangibles, chattel    1995, and incorporated herein by
              paper, instruments, other forms of obligations and           reference.
              receivables, goods, equipment, machinery, supplies and
              other personal property of  the Company.

10(d)         Loan Agreement, dated September 23, 1994, in the             Previously filed as Exhibit 10 to Form
              amount of $2,500,000 payable to Bank One, Columbus,          10 (file number 0-16893) filed
              N.A. by Danninger Medical Technology, Inc., and the          November 14, 1994, and incorporated
              Company, secured by accounts receivable, lease               herein by reference.
              receivables, contract rights, chattels, general
              intangibles,  notes, drafts, acceptances and other
              forms of obligations and inventory, goods, merchandise,
              and all other personal property of the Company.

10(e)         Loan Agreement, dated June 26, 1995, by and among the        Previously filed as Exhibit 10 to Form
              Company and Bank One, Columbus, N.A.                         10-Q (file number 0-16893) filed
                                                                           August 14, 1995, and incorporated herein
                                                                           by reference.

10(f)         Amendment to Loan Agreement, dated March 27, 1996,           Previously filed as Exhibit L 10(f) to
              by and among the Company and Bank One, Columbus,             Annual Report on Form 10-K (file
              N.A.                                                         number 0-16893) filed March 29, 1996,
                                                                           and incorporated herein by reference.

10(g)         Asset Purchase Agreement, dated March 12, 1997, by           Page___.
              and among the Company, Danninger Healthcare, Inc.
              and OrthoLogic Corp.

The following are management contracts and compensatory plans and arrangements in which directors or executive officers participate:


10(h)         Confidentiality, Assignment and Non-Competition              Previously filed as Exhibit 10(a) to
              Agreement for Key Personnel, dated September 10,             Form 10 (file number 0-16893) filed
              1984, between the Company and Edward R. Funk.*               May 3, 1988, and incorporated herein
                                                                           by reference.

10(i)         Schedule identifying material details of other               Previously filed as Exhibit 10(h) to
              agreements substantially identical to Exhibit 10(h).*        Annual Report on Form 10-K (file number
                                                                           0-16893) filed on March 30, 1995, and
                                                                           incorporated herein by reference.




10(j)         Amended and Restated 1984 Incentive Stock Option             Previously file as Exhibit 10(e) to
              Plan, reserving 750,000 shares of Common                     Annual Report on Form 10-K (file
              Stock, as amended by the Board of                            number 0-16893) filed March 30, 1993,
              Directors on April 2, 1992.*                                 and incorporated herein by reference.

10(k)         Form of Stock Option Agreement Under the Amended             Previously filed as Exhibit 10(f) to
              and Restated 1984 Incentive Stock Option Plan.*              Annual Report on Form 10-K (file
                                                                           number 0-16893) filed March 30, 1993,
                                                                           and incorporated herein by reference.

10(l)         Amended and Restated 1984 on-Statutory Stock Option          Previously filed as Exhibit 10(h) to
              Plan, reserving 300,000 shares of Common Stock, as           Annual Report on Form 10-K (file
              amended by the Board of Directors on April 2, 1992.*         number 0-16893) filed March 30, 1993,
                                                                           and incorporated herein by reference.

10(m)         Form of Stock Option Agreement Under the Amended             Previously filed as Exhibit 10(i) to
              and Restated 1984 Non-Statutory Stock Option Plan.*          Annual Report on Form 10-K (file
                                                                           number 0-16893) filed March 30, 1993,
                                                                           and incorporated herein by reference.

10(n)         1994 Stock Option Plan, reserving 600,000 shares of          Previously filed as Exhibit 10(c) to
              Common Stock.*                                               Form 10 (file number 0-16893) filed
                                                                           August 12, 1994, and incorporated herein
                                                                           by this reference.

10(o)         Form of Indemnification Agreement between the                Previously filed as Exhibit 10(x) to
              Company and its directors.*                                  Form 10 (file number 0-16893) filed
                                                                           May 3, 1988, and incorporated herein by
                                                                           reference.

10(p)         Schedule identifying material details of other               Previously filed as Exhibit 10(o) to
              Indemnification Agreements substantially                     Annual Report on Form 10-K (file
              identical to Exhibit 10(n).*                                 number 0-16893) filed on March 30, 1995,
                                                                           and incorporated herein by reference.

                                - 24 -

10(q)         Employment Agreement Between the Company and                 Previously filed as Exhibit 10(a) to
              Edward R. Funk.*                                             Form 10 (file number 0-16893) filed
                                                                           August 12, 1994, and incorporated herein
                                                                           by this reference.

10(r)         Employment Agreement between the Company and                 Previously filed as Exhibit 10(b) to
              Edward R. Funk.*                                             Form 10 (file number 0-16893) filed
                                                                           August 12, 1994, and incorporated herein
                                                                           by this reference.

10(s)         Employment Agreement, dated November 7, 1996,                Previously filed as Exhibit 10(a) to the
              between the Company and Joseph A. Mussey.                    Company's Quarterly Report on Form 10-Q
                                                                           for the quarter ended September 30, 1996
                                                                           (file number 0-16893) filed October 15, 1996
                                                                           and incorporated herein by reference.

10(t)         Employment Agreement, dated November 7, 1996,                Previously filed as Exhibit 10(b) to the
              between the Company and Paul A. Miller.                      Company's Quarterly Report on Form 10-Q
                                                                           for the quarter ended September 30, 1996
                                                                           (file number 0-16893) filed October 15,
                                                                           1996, and incorporated herein by reference.

10(u)         Employment Agreement, dated November 7, 1996,                Previously filed as Exhibit 10(c) to the
              between the Company and Ira Benson.                          Company's Quarterly Report on Form 10-Q
                                                                           for the quarter ended September 30, 1996
                                                                           (file number 0-16893) filed October 15,
                                                                           1996, and incorporated herein by reference.

10(v)         Employment Agreement, dated November 7, 1996,                Previously filed as Exhibit 10(d) to the
              between the Company and Thomas E. Zimmer.                    Company's Quarterly Report on Form 10-K
                                                                           for the quarter ended September 30, 1996
                                                                           (file number 0-16893) filed October 15,
                                                                           1996, and incorporated herein by reference.

10(w)         Employment Agreement, dated November 7, 1996,                Previously filed as Exhibit 10(e) to the
              between the Company and Paul A. Mellinger.                   Company's Quarterly Report on Form

                                                                           10-Q for the quarter ended September 30, 1996
                                                                           (file number 0-16893) filed October 15, 1996,
                                                                           and incorporated herein by reference.

10(x)         Non-Competition Agreement dated September 6, 1996,           Previously filed as Exhibit 10(f) to the
              between the Company and Stephen R. Draper.                   Company's Quarterly Report on Form 10-Q
                                                                           for the quarter ended September 30, 1996
                                                                           (file number 0-16893) filed October 15,
                                                                           1996, and incorporated herein by
                                                                           reference.

11            Statement Regarding Computation of Net Income Per            Page ___.
              Share.

13            Portions of the Company's Annual Report to                   Page ___.
              Stockholders.


21            List of Subsidiaries.                         Previously filed as Exhibit 21 (file
                                                            number 0-16893) filed March 31, 1995,
                                                            and incorporated herein by this
                                                            reference.

23            Consent of Coopers & Lybrand L.L.P.           Page ___.

24            Powers of Attorney.                           Page ___.

27            Financial Data Schedule                       Page ___.

