Form 10-Q
period 1997-03-31
DANNINGER MEDICAL TECHNOLOGY INC
filed 1997-05-14
CIK 731241

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       (Mark One)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 1997

                                       OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                                                ---------    --------

                       Commission File Number: 000-16893

                          CROSS MEDICAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter) (formerly known as Danninger Medical Technology, Inc.)

                       DELAWARE                          31-0992628
           (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)           Identification No.)

                         5160-A BLAZER MEMORIAL PARKWAY
                                  DUBLIN, OHIO
                                   43017-1339
                    (Address of principal executive offices)

                                 (614) 718-0530
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----
                                   4,994,700
                       Shares of Common Stock Outstanding

                                     As of
                                 April 30, 1997

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         March 31,               December 31,
                                                                           1997                      1996
                                                                        (Unaudited)               (Audited)
                                                                        -----------               ---------
         ASSETS

Current assets:
    Cash and cash equivalents                                             $ 5,277                  $   216
    Accounts receivable, net                                                4,491                    4,194
    Inventories                                                             6,540                    4,529
    Current assets of discontinued operations                                                        4,437
    Other current assets                                                      270                      126
    Deferred income taxes                                                     434                      703
                                                                          -------                  -------
        Total current assets                                               17,012                   14,205
                                                                          -------                  -------

Property and equipment, net                                                   796                      784

Other assets:
    Intangible assets, net                                                    175                      128
    Non-current assets of discontinued operations                                                    3,811
    Other assets                                                            1,024                      662
                                                                          -------                  -------
        Total assets                                                      $19,007                  $19,590
                                                                          =======                  =======

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                            March 31,                December 31,
                                                                               1997                      1996
                                                                           (Unaudited)                 (Audited)
                                                                           -----------                 ---------
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion, term debt                                               $    79                    $ 1,594
    Current portion, capital lease obligations                                    65                         65
    Current liabilities of discontinued operations                                                        2,355
    Accounts payable                                                           1,861                      1,265
    Accrued liabilities                                                          813                        620
    Accrued disposition costs                                                    650
    Accrued income taxes                                                       1,365                         65
                                                                             -------                    -------
        Total current liabilities                                              4,833                      5,964
                                                                             -------                    -------

Term debt, net of current maturities                                           5,250                      5,318

Obligations under capital leases, net of current maturities                      154                        164

Non-current liabilities of discontinued operations                                                        2,452

Deferred income taxes                                                             48                         44

Commitments and contingencies

Shareholders' equity:
    Common stock, $.01 par value:
    Authorized, 10,000,000 shares; issued and outstanding 4,981,265
      and 4,936,265 shares for 1997 and 1996, respectively                        50                         49
    Additional paid-in capital                                                 4,691                      4,362
    Retained earnings                                                          4,133                      1,389
                                                                             -------                    -------
                                                                               8,874                      5,800
    Less treasury stock, at cost, 17,402 shares                                 (152)                      (152)
                                                                             -------                    -------
        Total shareholders' equity                                             8,722                      5,648
                                                                             -------                    -------
        Total liabilities and shareholders' equity                           $19,007                    $19,590
                                                                             =======                    =======

See notes to the consolidated financial statements

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDING MARCH 31, 1997 AND 1996
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                             Three                     Three
                                                                         Months Ended               Months Ended
                                                                           March 31,                 March 31,
                                                                             1997                       1996
-----------------------------------------------------------------------------------------------------------------
Net sales                                                                 $    2,773                 $    1,661
Cost of goods sold                                                             1,039                        805
                                                                          ----------                 ----------
    Gross margin                                                               1,734                        856
                                                                          ----------                 ----------


Selling, general and administrative                                            1,355                        901
Research and development                                                         212                        124
                                                                          ----------                 ----------
                                                                               1,567                      1,025
                                                                          ----------                 ----------

    Operating income (loss)                                                      167                       (169)

Interest expense, net                                                           (159)                       (87)
                                                                          ----------                 ----------
    Income (loss) from continuing operations before income taxes                   8                       (256)

Income tax expense (benefit)                                                       6                        (95)
                                                                          ----------                 ----------
    Net income (loss) from continuing operations                                   2                       (161)
                                                                          ----------                 ----------

Net income from discontinued operations (net of income taxes of
  $216 and $140 for 1997 and 1996, respectively)                                 352                        298
Gain on sale of discontinued operations (net of income
  taxes of $1,589)                                                             2,390
                                                                          ----------                 ----------
    Net income from discontinued operations                                    2,742                        298
                                                                          ----------                 ----------

Net income                                                                $    2,744                 $      137
                                                                          ==========                 ==========

Primary earnings per share:
    Net income (loss) from continuing operations                          $      .00                 $     (.03)
                                                                          ==========                 ==========
    Net income from discontinued operations                               $      .53                 $      .06
                                                                          ==========                 ==========
    Net income                                                            $      .53                 $      .03
                                                                          ==========                 ==========

Fully diluted earnings per share:
    Net income (loss) from continuing operations                          $      .01                 $     (.03)
                                                                          ==========                 ==========
    Net income from discontinued operations                               $      .47                 $      .06
                                                                          ==========                 ==========
    Net income                                                            $      .48                 $      .03
                                                                          ==========                 ==========
Weighted average shares outstanding used in primary earnings per
  share calculation                                                        5,172,063                  4,986,755
-----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding used in fully diluted earnings
  per share calculation                                                    5,818,217                  4,986,755
-----------------------------------------------------------------------------------------------------------------

               See notes to the consolidated financial statements

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDING MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 1997                    1996
                                                                                ------                   ------
Net cash used in continuing operations                                         $(2,016)                 $(322)
Net cash provided by discontinued operations                                       553                    460
                                                                               -------                  -----
     Net cash provided by (used in) operating activities                        (1,463)                   138
                                                                               -------                  -----

Cash flows from investing activities:
Expenditures for patents rights and license                                        (47)
Purchases of property and equipment                                                (39)                   (22)
                                                                               -------                  -----
     Net cash used in continuing operations                                        (86)                   (22)
     Net cash used in discontinued operations                                      (91)                   (15)
     Cash received from sale of Recovery Products segment                        8,177
                                                                               -------                  -----
       Net cash provided by (used in) investing activities                       8,000                    (37)
                                                                               -------                  -----

Cash flows from financing activities:
     Repayment of term debt and capitalized lease obligations                   (1,593)                    (1)
     Debt issue costs                                                              (16)
     Proceeds from exercise of stock options                                        88                     27
     Proceeds from the sale of common stock                                        242
     Cash overdraft                                                                                      (167)
                                                                               -------                  -----
       Net cash used in continuing operations                                   (1,279)                  (141)
       Net cash provided by (used in) discontinued operations                     (197)                   115
                                                                               -------                  -----
         Net cash used in financing activities                                  (1,476)                   (26)
                                                                               -------                  -----

       Net increase in cash                                                      5,061                     75

Cash and cash equivalents beginning of period                                      216                      0
                                                                               -------                  -----

       Cash and cash equivalents end of period                                 $ 5,277                  $  75
                                                                               =======                  =====

---------------------------------------------------------------------------------------------------------------
Supplemental disclosures of non-cash investing and financing activities:
Debt assumed by buyer                                                          $ 3,363
---------------------------------------------------------------------------------------------------------------

See Notes to the consolidated financial statements

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    Management's Statement

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Cross Medical Products, Inc. and Subsidiary at March 3l, 1997, and the results of operations and cash flows for the three month periods ending March 3l, 1997 and l996. The notes to the Consolidated Financial Statements which are contained in the 1996 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements.

2.    Sale of Recovery Products Segment

On March 12, 1997, the Company entered into an agreement to sell the Recovery Products segment for approximately $8,200,000 in cash and the assumption of approximately $5,000,000 of debt and other liabilities. The buyer also acquired 30,000 shares of the Company's common stock for $240,000. The purchase price was subject to adjustment if the net tangible book value is outside a range as defined in the agreement. In connection with the sale, the Company agreed to retain cash, leasehold improvements, other assets and certain related liabilities and leases of the discontinued segment.

3.    Inventories

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                              March         December
                                               1997           1996
        Raw materials                        $  168         $  125
        Finished goods                        4,647          3,194
        Consigned inventory                   1,725          1,210
                                             ------         ------
                                             $6,540         $4,529
                                             ======         ======

4.    Income Taxes

The Company provides for federal, state, and local income taxes in interim periods using estimated temporary differences for the period.

5.    Term Debt

Term debt included $5,250,000 of Convertible Subordinated Debentures ("Debentures") at 8.5% due June 1, 2003. The Debentures are convertible prior to maturity or redemption into the Company's Common Stock at $8.125 per share. Beginning July 1, 1999, the Company will be obligated to redeem Debentures tendered by June 1, 1999 or June 1 of any succeeding year at their fair amount plus accrued interest, subject to an annual limitation of $25,000 per holder and an aggregate of $262,500. Redemption may be accelerated in the event of a change in control of the Company and in certain other circumstances as described in the bond indenture. The Debentures contain certain covenants with respect to default of interest and redemption payments and defaults under other indebtedness of the Company in excess of $1,000,000.

6.   Earnings Per Share Calculations

Primary earnings (loss) per share amounts are computed by dividing net income
(loss) by the average number of common shares and dilutive common share equivalents outstanding during the period. Fully diluted earnings (loss) per share assumes the conversion of the $5,250,000 Debentures into common shares as of the beginning of the period. Accordingly, income (loss) used in the calculation of fully diluted earnings (loss) per share is adjusted to remove the interest expense, net of tax, related to the Debentures for the period.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share "EPS" and supersedes APB Opinion No. 15 "Earnings Per Share" ("Opinion 15"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior EPS data presented after the effective date.

The Company will adopt SFAS No. 128 effective with its 1997 year end. Pro forma earnings per share data calculated in accordance with this pronouncement for the three months ended March 31, 1997 and 1996 is as follows (in thousands, except per share data):

                                                        1997              1996
                                                      -------            -------
Net income (loss) from continuing operations              $2              $(161)
                                                      ======             ======

Net income from discontinued operations               $2,742               $278
                                                      ======             ======

Net income                                            $2,744               $137
                                                      ======             ======

Basic earnings per share:
Net income (loss) from continuing operations            $.00              $(.03)
                                                      ======             ======

Net income from discontinued operations                 $.55               $.06
                                                      ======             ======

Net income                                              $.55               $.03
                                                      ======             ======

Diluted earnings per share:
Net income (loss) from continuing operations            $.00                 (A)
                                                      ======             ======

Net income from discontinued operations                 $.53                 (A)
                                                      ======             ======

Net income                                              $.53                 (A)
                                                      ======             ======

Shares used in basis earnings per
  share calculation                                    4,945              4,708
                                                      ======             ======

Shares used in diluted earnings per share
calculation                                            5,172              4,987
                                                      ======             ======

(A) Diluted earnings per share is not presented because inclusion of shares issuable pursuant to stock option plans and stock warrants were antidilutive to the net loss per share from continuing operations.

7.   Commitments and Contingency

The Company and other spinal implant manufacturers have been named as defendants in various class action product liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by the Company and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania, and on February 22, 1995, the plaintiffs were denied class certification. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members. Approximately 500 such lawsuits have been filed in which the Company is a party. Approximately fifteen of such cases involve individual plaintiffs utilizing implants supplied by the Company. The Company cannot estimate precisely at this time the number of such lawsuits are pending in federal courts and are in preliminary stages. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's product liability insurance policies, the Company believes that it has affirmative defenses and that these individual lawsuits are otherwise without merit. An estimate of the amount of loss cannot be made as the Company does not have sufficient information on which to base an estimate. All pending cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. There can be no assurance, however, that the $5,000,000 per annum limit of the Company's coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of product liability insurance coverage at commercially reasonable premiums.

In addition to the above, in the ordinary course of business the Company has been named as a defendant in various other legal proceedings. These actions, when finally concluded, will not, in the opinion of management, have a material adverse affect upon the financial position or results of operations of the Company. However, there can be no assurance that future quarterly or annual operating results will not be materially adversely affected by the final resolution of these matters.

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table shows Cross Medical Product's operating results as a percent of revenues for the periods indicated for certain items reflected in the statement of operations.

-----------------------------------------------------------------------------------------------------------------
                                                                           Percent                   Percent
                                                                          of Sales                  of Sales
                                                                             for                       for
                                                                        three months              three months
                                                                           ending                    ending
                                                                          March 31,                 March 31,
-----------------------------------------------------------------------------------------------------------------
                                                                            1997                      1996
                                                                            ----                      ----
Net sales                                                                  100.0%                    100.0%

Cost of goods sold                                                          37.5%                     48.5%

Gross margin                                                                62.5%                     51.5%

Selling, general and administrative                                         48.9%                     54.2%

Research and development                                                     7.6%                      7.5%

Operating income (loss)                                                      6.0%                    (10.2)

Interest expense, net                                                        5.7%                      5.2%

Income (loss) from continuing operations before income taxes                 0.3%                   (15.4)%

Income tax expense (benefit)                                                 0.2%                    (5.7)%

Net income (loss) from continuing operations                                 0.1%                    (9.7)%
-----------------------------------------------------------------------------------------------------------------

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

At December 31, 1996, the Company had two primary business segments: Recovery Products focused on orthopedic rehabilitative treatment; and Spinal Implant focused on the development and marketing of spinal implant devices. On March 12, 1997, the Company sold substantially all of the assets and the buyer assumed substantially all of the liabilities of its Recovery Products segment. The results of the Company have been reported so as to segregate the discontinued operations from continuing operations. The management discussion that follows pertains to the Company's continuing operations.

The Company continues to develop its strategy of focusing on increasing market penetration with its SYNERGY(TM) Spinal Implant System as it continues to expand its distribution network in the United States and internationally. The Company also continues to assess and develop new products to add to its existing spinal implant line.

FINANCIAL CONDITION AS OF MARCH 31,1997

Working capital increased to $12,179,000 at March 31, 1997 from $8,241,000 at December 31, 1996. The current ratio (ratio of current assets to current liabilities) increased to 3.5 to 1.0 at March 31, 1997 from 2.4 to 1.0 at December 31, 1996. The increase in working capital is principally attributable to the net cash received from the sale of the Recovery Products segment of approximately $6,010,000 after paying off the Company's line of credit of $2,190,000, cash received from the sale of common stock of $240,000, and cash from operations until the sale of the Recovery Products segment on March 12, 1997 of $553,000. Accounts receivable increased by $297,000, inventories increased by $2,011,000 and accounts payable increased by $596,000. The increase in accounts receivable is attributable to increased sales in the first quarter. The increase in the inventory and accounts payable is primarily due to the need to build inventory to support the growing demand for titanium and steel SYNERGY(TM) Spinal Implant Systems.

The nature of the Company's business subjects the Company to product liability and related claims from time to time. The Company believes that it has adequate insurance for its business, but there can be no assurance that the Company's liquidity will not be materially adversely affected by the final resolution of pending cases or future claims.

The Company believes that the funds generated by the divestiture of the Recovery Products segment, its bank loan facility, working capital, and funds anticipated to be generated by operations will be sufficient to fund the Company's growth plans through the end of the current fiscal year.

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Net sales increased 67% for the three months ended March 31, 1997 to $2,773,000 from $1,661,000 for the three months ended March 31, 1996. The increase was primarily a result of the Company's increased penetration into the spinal implant market, as the Company continued to increase its distribution network, the number of surgeons using the SYNERGY(TM) Spinal Implant System and its offering of spinal implant products. The Company received FDA marketing clearance for the posterior portion of the titanium version of the SYNERGY(TM) Spinal Implant System for sale in the United States in January 1997.

Cost of goods sold was $1,039,000 or 37.5% of net sales for the three months ended March 31, 1997 compared to $805,000 or 48.5% for the three months ended March 31, 1996. The decrease as a percentage of sales was primarily related to an increase in domestic prices for the SYNERGY(TM) Spinal Implant System as well as an increase in the number of surgeries performed in the United States as a percentage of total surgeries performed with the Company's products. Implants used in the United States are sold at a higher gross margin because, unlike international sales which are made through distributors, commissions paid to domestic sales distributors are treated as a selling expenses and not as part of cost of goods sold.

Selling, general and administrative expense decreased to 48.9% from 54.2% of net sales for the three months ended March 31, 1997 and 1996, respectively. Most of the selling, general and administrative expenses are relatively fixed expenses and as net sales increase, these expenses as a percentage of net sales decrease. The Company intends to continue to invest in the development of additional markets domestically and internationally, which expenditures will tend to keep selling, general and administrative expenses at a relatively high percentage of sales until sales increase.

Research and development expenses increased to 7.6% from 7.5% of net sales for the three months ended March 31, 1997 and 1996, respectively. In March 1997, the Company entered into a license agreement to develop a spinal cage, and paid a license fee for such rights. Development of the spinal cage is ongoing. The Company is also developing a cervical spinal system. The Company continues to explore ways to expand its product lines either through internal development or acquisition.

These factors resulted in an overall increase in operating income from continuing operations to $167,000 or 6.0% of net sales for the three months ended March 31, 1997, compared to a loss from continuing operations of $(169,000) or (10.2%) of net sales for the three months ended March 31, 1996.

Interest expense increased to $159,000 from $87,000, an increase to 5.7% from 5.2% of net sales for the three months ended March 31, 1997 and 1996, respectively, as a result of the issuance of $5,250,000 Convertible Subordinated Debentures in May 1996.

The Company recorded a tax expense of $6,000 for the three months ended March 31, 1997 compared to a tax benefit of $(95,000) for the three months ended March 31, 1996, as the Company had a loss from continued operations in the first quarter of 1996.

Net income from continuing operations increased to $2,000 from a net loss from continuing operations of $(161,000) for the three months ended March 31, 1997 and 1996, respectively, and primary earnings (loss) per share from continuing operations increased to $.00 from a loss of $(.03) for the same periods.

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

The foregoing statements include forward-looking statements concerning the Company's products, market, cost of goods sold, selling, general and administrative expenses, and research and development. The Company's actual experience may differ materially from that projected above. Factors that might cause the Company's present expectations to not materialize or to change include, but are not limited to, competition, government regulation, the Company's limited sales and marketing experience, dependence on management and the Company's medical advisory board, product liability litigation, product concentration and obsolescence, dependence on suppliers, and other factors discussed in the Company's prior filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1996.

                          PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

The Company and other spinal implant manufacturers have been named as defendants in various class action product liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by the Company and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania, and on February 22, 1995, the plaintiffs were denied class certification. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members. Approximately 500 such lawsuits have been filed in which the Company is a party. Approximately fifteen of such cases involve individual plaintiffs utilizing implants supplied by the Company. The Company cannot estimate precisely at this time the number of such lawsuits are pending in federal courts and are in preliminary stages. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's product liability insurance policies, the Company believes that it has affirmative defenses and that these individual lawsuits are otherwise without merit. An estimate of the amount of loss cannot be made as the Company does not have sufficient information on which to base an estimate. All pending cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. There can be no assurance, however, that the $5,000,000 per annum limit of the Company's coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of product liability insurance coverage at commercially reasonable premiums.

In addition to the above, in the ordinary course of business the Company has been named as a defendant in various other legal proceedings. These actions, when finally concluded, will not, in the opinion of management, have a material adverse affect upon the financial position or results of operations of the Company. However, there can be no assurance that future quarterly or annual operating results will not be materially adversely affected by the final resolution of these matters.

ITEM 6. Exhibits and Reports on Form  8-K

        (a)  Exhibits

             The exhibits listed in the accompanying index to exhibits are filed as a part of this Report.

        (b)  Reports on Form 8-K

             Report filed on March 21, 1997 regarding the Company's name change.

                                   Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CROSS MEDICAL PRODUCTS, INC.
                                           (Registrant)

Date:  May 13, 1997                     /s/ Joseph A. Mussey
                                   ----------------------------------
                                            Joseph A. Mussey
                                   Chief Executive Officer, President
                                             and Treasurer

Date:  May 13, 1997                           /s/ Paul A. Miller
                                   ----------------------------------
                                                  Paul A. Miller
                                           Chief Financial Officer
                                   (Principal Financial/Accounting Officer)

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                                   FORM 10-Q
                                 EXHIBIT INDEX

Exhibit No.             Exhibit

 11                     Statement re:  Computation of Per Share Earnings

 27                     Financial Data Schedule

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                                   EXHIBIT 11
                      COMPUTATION OF NET INCOME PER SHARE
           FOR THE THREE MONTH PERIODS ENDING MARCH 31, 1997 AND 1996

---------------------------------------------------------------------------------------------------------------------
                                                                Three months ended              Three months ended
                                                                    March 31,                       March 31,
                                                                       1997                            1996
---------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding                4,945,265                        4,708,426

Shares issuable pursuant to stock option plans and stock
     warrants                                                         226,798                          278,329
                                                                   ----------                       ----------

Weighted average shares outstanding used in primary
     earnings per share calculation                                 5,172,063                        4,986,755

Shares issuable under the Convertible Subordinated
     Debentures                                                       646,154
                                                                   ----------                       ----------


Weighted average shares outstanding used in fully diluted
     earnings per share calculation                                 5,818,217                        4,986,755
                                                                   ==========                       ==========

Net income (loss) from continuing operations                           $2,000                        $(161,000)
                                                                   ==========                       ==========


Net income from discontinued operations                            $2,742,000                         $298,000
                                                                   ==========                       ==========

Net income used in calculation of primary earnings per share       $2,744,000                         $137,000
Interest on Convertible Subordinated Debentures                       $67,000
                                                                   ----------                       ----------
Net income used in calculation of fully diluted earnings
     per share                                                     $2,811,000                         $137,000
                                                                   ==========                       ==========

Primary earnings per share:
Net income (loss) per share from continuing operations                   $.00                            $(.03)
                                                                   ==========                       ==========
Net income per share from discontinued operations                        $.53                             $.06
                                                                   ==========                       ==========
Net income per share                                                     $.53                             $.03
                                                                   ==========                       ==========

Fully diluted earnings per share:
Net income (loss) per share from continuing operations                   $.01                            $(.03)
                                                                   ==========                       ==========
Net income per share from discontinued operations                        $.47                             $.06
                                                                   ==========                       ==========
Net income per share                                                     $.48                             $.03
                                                                   ==========                       ==========

---------------------------------------------------------------------------------------------------------------------


Note: The application of the higher of quarter-end or year end market prices in calculating fully-diluted earnings per share does not result in a change to the calculation of primary earnings per share.