Form 10-Q
period 1997-06-30
CROSS MEDICAL PRODUCTS INC /DE
filed 1997-08-14
CIK 731241

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ending June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the transition period from _____ to _____

                      Commission File Number:   000-16893

                          CROSS MEDICAL PRODUCTS, INC.
              (Exact name of Registrant as specified in its charter) (formerly known as Danninger Medical Technology, Inc.)

                      Delaware                        31-1177614
            (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)        Identification No.)

                         5160-A Blazer Memorial Parkway
                            Dublin, Ohio  43017-1339
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

                                 Yes  X    No
                                    -----    -----
The number of shares outstanding of Registrant's Common Stock, par value $.01, on July 31, 1997 was 5,006,761.




                    CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                             June 30,          December 31,
                                                               1997                1996
                                                           (Unaudited)          (Audited)
                                                           ------------        ------------
		                 ASSETS
Current assets:
    Cash and cash equivalents                                 $ 1,940             $   216
    Investments                                                 1,500
    Accounts receivable, net                                    3,676               4,194
    Inventories                                                 8,316               4,529
    Current assets of discontinued operations                                       4,437
    Other current assets                                          304                 126
    Deferred income taxes                                         433                 703
                                                           ------------        ------------
         Total current assets                                  16,169              14,205

Property and equipment, net                                       959                 784

Other assets:
    Intangible assets, net                                        174                 128
    Non-current assets of discontinued operations                                   3,811
    Other assets                                                  985                 662
                                                           ------------        ------------
         Total assets                                         $18,287             $19,590
                                                           ============        ============


                    CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                             June 30,          December 31,
                                                               1997                1996
                                                           (Unaudited)          (Audited)
                                                           ------------        ------------
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion, term debt                                $    79             $ 1,594
    Current portion, capital lease obligations                     66                  65
    Current liabilities of discontinued operations                                  2,355
    Accounts payable                                            1,320               1,265
    Accrued liabilities                                           777                 620
    Accrued disposition costs                                     530
    Accrued income taxes                                        1,315                  65
                                                           ------------        ------------
         Total current liabilities                              4,087               5,964
                                                           ------------        ------------

Term debt, net of current maturities                            5,152               5,318

Obligations under capital leases, net of current maturities       146                 164

Non-current liabilities of discontinued operations                                  2,452

Deferred income taxes                                              52                  44

Commitments and contingencies

Shareholders' equity:
    Common stock, $.01 par value:
    Authorized 10,000,000 shares; issued and outstanding
      5,006,761 and 4,936,265 shares for 1997 and 1996,
      respectively                                                 50                  49
    Additional paid-in capital                                  4,827               4,362
    Retained earnings                                           4,125               1,389
                                                           ------------        ------------
                                                                9,002               5,800
                                                           ------------        ------------
    Less treasury stock, at cost, 17,402 shares                  (152)               (152)
                                                           ------------        ------------
         Total shareholders' equity                             8,850               5,648
                                                           ------------        ------------
         Total liabilities and shareholders' equity           $18,287             $19,590
                                                           ============        ============

See notes to the consolidated financial statements




                    CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              Three          Three           Six            Six
                                                              Months         Months         Months         Months
                                                              Ended          Ended          Ended          Ended
                                                             June 30,       June 30,       June 30,       June 30,
                                                               1997           1996           1997           1996
                                                           ------------   ------------   ------------   ------------
Net sales                                                      $3,033         $1,630         $5,806         $3,290
Cost of goods sold                                                938            644          1,978          1,449
                                                           ------------   ------------   ------------   ------------
    Gross margin                                                2,095            986          3,828          1,841
                                                           ------------   ------------   ------------   ------------

Selling, general and administrative                             1,616            930          2,971          1,832
Research and development                                          251            145            463            268
                                                           ------------   ------------   ------------   ------------
                                                                1,867          1,075          3,434          2,100
                                                           ------------   ------------   ------------   ------------
Operating income (loss)                                           228            (89)           394           (259)

Interest expense, net                                             (91)           (69)          (250)          (155)
                                                           ------------   ------------   ------------   ------------
Income (loss) from continuing operations before income taxes      137           (158)           144           (414)

Income tax expense (benefit)                                       51            (95)            57           (190)
                                                           ------------   ------------   ------------   ------------
Net income (loss) from continuing operations                       86            (63)            87           (224)
                                                           ------------   ------------   ------------   ------------
Net income from discontinued operations (net of income
  taxes of $142, $216 and $282, respectively)                                    209            352            507

Gain (loss) on sale of discontinued operations (net of
  income tax (benefit) of $(60) and $1,529)                       (94)                        2,297
                                                           ------------   ------------   ------------   ------------
Net income (loss) from discontinued operations                    (94)           209          2,649            507
                                                           ------------   ------------   ------------   ------------
Net income (loss)                                              $   (8)        $  146         $2,736         $  283
                                                           ============   ============   ============   ============

Primary earnings per share:
    Net income (loss) from continuing operations               $  .02         $ (.01)        $  .02         $ (.04)
                                                           ============   ============   ============   ============
    Net income (loss) from discontinued operations             $ (.02)        $  .04         $  .51         $  .10
                                                           ============   ============   ============   ============
    Net income (loss)                                          $ (.00)        $  .03         $  .53         $  .06
                                                           ============   ============   ============   ============

Fully diluted earnings per share:
    Net income (loss) from continuing operations                (A)           $ (.01)        $  .03         $ (.04)
                                                           ============   ============   ============   ============
    Net income (loss) from discontinued operations              (A)           $  .04         $  .46         $  .09
                                                           ============   ============   ============   ============
    Net income                                                  (A)           $  .03         $  .49         $  .05
                                                           ============   ============   ============   ============

Weighted average shares outstanding used in primary
  earnings per share calculations                            5,186,407      5,001,859      5,179,284      4,981,136
                                                           ============   ============   ============   ============

Weighted average shares outstanding used in fully
  diluted earnings per share calculation                     5,820,499      5,648,013      5,813,376      5,627,290
                                                           ============   ============   ============   ============

(A) - Results of the computations for the period are antidilutive. Accordingly, the amounts are not presented.

See notes to the consolidated financial statements



                    CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIODS ENDING JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               1997           1996
                                                           ------------   ------------
Net cash used in continuing operations                        $(3,374)       $(1,362)
Net cash provided by discontinued operations                      282            923
                                                           ------------   ------------
   Net cash used in operating activities                       (3,092)          (439)
                                                           ------------   ------------

Cash flows from investing activities:
   Expenditures for patents rights and license                    (48)           (10)
   Purchase of investment                                      (1,500)
   Purchases of property and equipment                           (256)           (42)
                                                           ------------   ------------
     Net cash used in continuing operations                    (1,804)           (52)
     Net cash used in discontinued operations                     (91)          (131)
     Cash received from sale of Recovery Products segment       8,177
                                                           ------------   ------------
       Net cash provided by (used in) investing activities      6,282           (183)
                                                           ------------   ------------

Cash flows from financing activities:
   Repayment of term debt and capitalized lease obligations    (1,619)        (3,001)
   Proceeds from convertible subordinated debenture offering                   5,250
   Debt issue costs                                               (18)
   Proceeds from exercise of stock options                        126             70
   Proceeds from the sale of common stock                         242
   Cash overdraft                                                               (167)
                                                           ------------   ------------
     Net cash used in continuing operations                    (1,269)         2,152
     Net cash used in discontinued operations                    (197)          (437)
                                                           ------------   ------------
       Net cash provided by (used in) financing activities     (1,466)         1,715
                                                           ------------   ------------

     Net increase in cash                                       1,724          1,093

Cash and cash equivalents beginning of period                     216              0
                                                           ------------   ------------
Cash and cash equivalents end of period                       $ 1,940        $ 1,093
                                                           ============   ============

Supplemental disclosures of non-cash investing and financing activities:

Debt assumed by buyer of discontinued operations              $ 3,363
                                                           ============

See notes to the consolidated financial statements



                    CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.	Management's Statement

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Cross Medical Products, Inc. and Subsidiary at June 30, 1997, and the results of operations and cash flows for the three and six month periods ending June 30, 1997 and 1996. The notes to the Consolidated Financial Statements which are contained in the 1996 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements.

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

3.	Investments

Investments include a 270 day certificate of deposit with a maturity of January 27, 1998 bearing interest of 5.65%.

4.	Inventories

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                  June 30,       December 31,
                                    1997             1996
                                ------------     ------------
         Raw materials             $  140           $  125
         Finished goods             5,999            3,194
         Consigned inventory        2,177            1,210
                                ------------     ------------
                                   $8,316           $4,529
                                ============     ============

5.	Income Taxes

The Company provides for federal, state, and local income taxes in interim periods using estimated temporary differences for the annual period.

6.	Term Debt

Term debt included $5,152,000 of Convertible Subordinated Debentures ("Debentures") at 8.5% due June 1, 2003. The Debentures are convertible prior to maturity or redemption into the Company's Common Stock at $8.125 per share. Beginning July 1, 1999, the Company will be obligated to redeem Debentures tendered by June 1, 1999 or June 1 of any succeeding year at their fair amount plus accrued interest, subject to an annual limitation of $25,000 per holder and an aggregate of $262,500. Redemption may be accelerated in the event of a change of control of the Company and in certain other circumstances as described in the bond indenture. The Debentures contain certain covenants with respect to default of interest and redemption payments and defaults under other indebtedness of the Company in excess of $1,000,000. Interest expense for the three and six months ended June 30, 1997 and 1996 was $133,000, $306,000 and $69,000, $155,000, respectively.

7.	Earnings Per Share Calculations

Primary earnings (loss) per share amounts are computed by dividing net income
(loss) by the average number of common shares and dilutive common share equivalents outstanding during the period. Fully diluted earnings (loss) per share assumes the conversion of the Debentures into common shares as of the beginning of the period. Accordingly, income (loss) used in the calculation of fully diluted earnings (loss) per share is adjusted to remove the interest expense, net of tax, related to the Debentures for the period.

In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share "EPS" and supersedes APB Opinion No. 15 "Earnings Per Share" ("Opinion 15"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior EPS data presented after the effective date.

The Company will adopt SFAS No. 128 effective with its 1997 year end. Pro forma earnings per share data calculated in accordance with this pronouncement for the three months ended June 30, 1997 and 1996 would not result in a material difference in the amounts previously presented.

8.      New Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", each standard is effective for financial statements for fiscal years beginning after December 15, 1997.

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS
No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources; it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement defines business segments as components of an enterprise about which separate financial information is available and used internally for evaluating segment performance and decision making on resource allocations. SFAS No. 131 requires reporting a measure of segment profit or loss, certain specific revenue and expense items, and segment assets; and other reporting about geographic and customer matters.

The Company is evaluating each of these recent pronouncements and has not yet determined the ultimate impact of these pronouncements on its future financial statements.

9.	Commitments and Contingency

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

                                                           Percent   Percent   Percent   Percent
                                                           of Sales  of Sales  of Sales  of Sales
                                                              for       for       for       for
                                                            three     three       six       six
                                                            months    months    months    months
                                                            ending    ending    ending    ending
                                                           June 30,  June 30,  June 30,  June 30,
                                                             1997      1996      1997      1996
                                                           --------  --------  --------  --------
Net sales                                                   100.0%    100.0%    100.0%    100.0%

Cost of goods sold                                           30.9%     39.5%     34.1%     44.0%

Gross margin                                                 69.1%     60.5%     65.9%     56.0%

Selling, general and administrative                          53.3%     57.1%     51.2%     55.7%

Research and development                                      8.3%      8.9%      8.0%      8.1%

Operating income (loss)                                       7.5%     (5.5)%     6.8%     (7.9)%

Interest expense, net                                        (3.0)%    (4.2)%    (4.3)%    (4.7)%

Income (loss) from continuing operations before income taxes  4.5%     (9.7)%     2.5%    (12.6)%

Income tax expense (benefit)                                  1.7%     (5.8)%     1.0%     (5.8)%

Net income (loss) from continuing operations                  2.8%     (3.9)%     1.5%     (6.8)%

                    CROSS MEDICAL PRODUCTS, INC.  AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION AS OF JUNE 30, 1997

Working capital increased to $12,082,000 at June 30, 1997 from $8,241,000 at December 31, 1996. The current ratio (ratio of current assets to current liabilities) increased to 4.0 to 1.0 at March 31, 1997 from 2.4 to 1.0 at December 31, 1996. The increase in working capital is principally attributable to the net cash received from the sale of the Recovery Products segment of approximately $6,010,000 after paying off the Company's line of credit of $2,190,000, cash received from the sale of common stock of $240,000, and cash from operations until the sale of the Recovery Products segment on March 12, 1997 of $282,000. Accounts receivable decreased by $518,000, inventories increased by $3,787,000 and accounts payable increased by $55,000. The decrease in accounts receivable is attributable to expanded collection efforts put into effect in 1997. The increase in the inventory and accounts payable is primarily due to the need to build inventory, including consigned inventory, to support the growing demand for titanium and steel SYNERGY-TM- Spinal
Implant Systems.

The nature of the Company's business subjects the Company to product liability and related claims from time to time. The Company believes that it has adequate insurance for its business, but there can be no assurance that the Company's liquidity will not be materially adversely affected by the final resolution of pending cases or future claims.

The Company believes that the funds generated by the divestiture of the Recovery Products segment, its bank loan facility, working capital, and funds anticipated to be generated by operations will be sufficient to fund the Company's growth plans through at least the end of fiscal year 1998.

                    CROSS MEDICAL PRODUCTS, INC.  AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

Net sales increased 86% for the three months ended June 30, 1997 to $3,033,000 from $1,630,000 for the three months ended June 30, 1996. The increase was primarily a result of the Company's increased penetration into the spinal implant market, as the Company continued to increase its distribution network, the number of surgeons using the SYNERGY-TM- Spinal Implant System and its offering of spinal implant products. The Company received FDA marketing clearance for the posterior portion of the titanium version of the SYNERGY-TM-Spinal Implant System for sale in the United States in January 1997.

Cost of goods sold was $938,000 or 30.9% of net sales for the three months ended June 30, 1997 compared to $644,000 or 39.5% for the three months ended June 30, 1996. The decrease as a percentage of sales was primarily related to an increase in domestic prices for the SYNERGYTM Spinal Implant System as well as an increase in the number of surgeries performed in the United States as a percentage of total surgeries performed with the Company's products. Implants sold in the United States are sold at a higher gross margin than those sold internationally. Commissions paid to domestic sales distributors are treated as a selling expenses and not as part of cost of goods sold. Commissions are not paid to international distributors.

Selling, general and administrative expense decreased to 53.3% from 57.1% of net sales for the three months ended June 30, 1997 and 1996, respectively.
Most of the selling, general and administrative expenses are relatively fixed expenses and as net sales increase, these expenses as a percentage of net sales decrease. The Company intends to continue to invest in the development of additional markets domestically and internationally, which expenditures will tend to keep selling, general and administrative expenses at a relatively high percentage of sales until sales increase.

Research and development expenses decreased to 8.3% from 8.9% of net sales for the three months ended June 30, 1997 and 1996, respectively. In March 1997, the Company entered into a license agreement to develop a spinal cage. The development of the spinal cage is ongoing. The Company is also developing a cervical spinal system. The Company continues to explore ways to expand its product lines either through internal development or acquisition.

These factors resulted in an overall increase in operating income from continuing operations to $228,000 or 7.5% of net sales for the three months ended June 30, 1997, compared to a loss from continuing operations of $(89,000) or (5.5%) of net sales for the three months ended June 30, 1996.

Interest expense, net increased to $91,000 from $69,000, a decrease to 3.0% from 4.2% of net sales for the three months ended June 30, 1997 and 1996, respectively, as a result of the issuance of $5,250,000 Convertible Subordinated Debentures in May 1996.

The Company recorded a tax expense of $51,000 for the three months ended June 30, 1997 compared to a tax benefit of $(95,000) for the three months ended June 30, 1996, as the Company had a loss from continued operations in the second quarter of 1996.

Net income from continuing operations increased to $86,000 from a net loss from continuing operations of $(63,000) for the three months ended June 30, 1997 and 1996, respectively, and primary earnings (loss) per share from continuing operations increased to $.02 from a loss of $(.01) for the same periods.

                    CROSS MEDICAL PRODUCTS, INC.  AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

Net sales increased 77% for the six months ended June 30, 1997 to $5,806,000 from $3,290,000 for the six months ended June 30, 1996. The increase was primarily a result of the Company's increased penetration into the spinal implant market, as the Company continued to increase its distribution network, the number of surgeons using the SYNERGY-TM- Spinal Implant System and its offering of spinal implant products. The Company received FDA marketing clearance for the posterior portion of the titanium version of the SYNERGY-TM-Spinal Implant System for sale in the United States in January 1997.

Cost of goods sold was $1,978,000 or 34.1% of net sales for the six months ended June 30, 1997 compared to $1,449,000 or 44.0% for the six months ended June 30, 1996.

Selling, general and administrative expense decreased to 51.2% from 55.7% of net sales for the six months ended June 30, 1997 and 1996, respectively. Most of the selling, general and administrative expenses are relatively fixed expenses and as net sales increase, these expenses as a percentage of net sales decrease. The Company intends to continue to invest in the development of additional markets domestically and internationally, which expenditures will tend to keep selling, general and administrative expenses at a relatively high percentage of sales until sales increase.

Research and development expenses decreased to 8.0% from 8.1% of net sales for the six months ended June 30, 1997 and 1996, respectively. The Company continues to support the development of the spinal cage and the cervical spine system.

These factors resulted in an overall increase in operating income from continuing operations to $394,000 or 6.8% of net sales for the six months ended June 30, 1997, compared to a loss from continuing operations of $(259,000) or (7.9%) of net sales for the six months ended June 30, 1996.

Interest expense, net increased to $250,000 from $155,000, an decrease to 4.3% from 4.7% of net sales for the six months ended June 30, 1997 and 1996, respectively, as a result of the issuance of $5,250,000 Convertible Subordinated Debentures in May 1996.

The Company recorded a tax expense of $57,000 for the six months ended June 30, 1997 compared to a tax benefit of $(190,000) for the six months ended June 30, 1996, as the Company had a loss from continued operations in the first and second quarter of 1996.

Net income from continuing operations increased to $87,000 from a net loss from continuing operations of $(224,000) for the six months ended June 30, 1997 and 1996, respectively, and primary earnings (loss) per share from continuing operations increased to $.02 from a loss of $(.04) for the same periods.

                    CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                      MANAGEMENTS DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


                          PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

The Company and other spinal implant manufacturers have been named as defendants in various class action product liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by the Company and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania, and on
February 22, 1995, the plaintiffs were denied class certification. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members. Approximately 500 such lawsuits have been filed in which the Company is a party. Approximately fifteen of such cases involve individual plaintiffs utilizing implants supplied by the Company. The Company cannot estimate precisely at this time the number of such lawsuits are pending in federal courts and are in preliminarystages. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's product liability insurance policies, the Company believes that it has affirmative defenses and that these individual lawsuits are otherwise without merit. An estimate of the amount of loss cannot be made as the Company does not have sufficient information on which to base an estimate. All pending cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. There can be no assurance, however, that the $5,000,000 per annum limit of the Company's coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of product liability insurance coverage at commercially reasonable premiums.

In addition to the above, in the ordinary course of business the Company has been named as a defendant in various other legal proceedings. These actions, when finally concluded, will not, in the opinion of management, have a material adverse affect upon the financial position or results of operations of the Company. However, there can be no assurance from future quarterly or annual operating results will not be materially adversely affected by the final resolution of these matters.

ITEM 4.       Submission of Matters to a Vote of Security Holders

a) Cross Medical Products, Inc. held its annual meeting of stockholders on May 21, 1997, for the purpose of electing four Class I directors, approving an amendment to the Company's 1994 Stock Option Plan, approving the Company's Restated Certificate of Incorporation, and ratifying the appointment of independent certified public accountants for the fiscal year 1997.

b) At the annual meeting of stockholders, all directors nominated were elected.

c) The table shows the tabulation for each matter voted upon at the annual meeting of shareholders.

   ACTION                                      FOR                   WITHHELD
   ------                                   ---------   --------     ---------
   Election of Class I Directors:

       Daniel A. Funk                       3,635,855                  12,500
       Daniel A. Gregorie                   3,635,955                  12,400
       Joseph A. Mussey                     3,636,055                  12,300
       Robert J. Williams                   3,631,155                  17,200

   ACTION                                      FOR      AGAINST      ABSTAINED
   ------                                   ---------   --------     ---------

   Amendment to the Company's 1994          3,522,590   114,165        11,600
   Stock Option Plan increasing the
   number of shares issuable thereunder
   from 600,000 to 1,000,000

   ACTION                                      FOR      AGAINST      ABSTAINED
   ------                                   ---------   --------     ---------

   To approve the Company's Restated        2,811,685    60,605        12,300
   Certificate of Incorporation

   ACTION                                      FOR      AGAINST      ABSTAINED
   ------                                   ---------   --------     ---------

   Ratification of Coopers & Lybrand        3,631,810     4,945        11,600
   L.L.P. as independent certified public
   accountants for the fiscal year 1997


ITEM 6.       Exhibits and Reports on Form 8-K

	(a) Exhibits

            The exhibits listed in the accompanying index to exhibits are filed as a part of this Report.

        (b) Reports on Form 8-K.

            None.

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)            CROSS MEDICAL PRODUCTS, INC.
BY (SIGNATURE)          /S/ Joseph A. Mussey
(NAME AND TITLE)        Joseph A. Mussey, Chief Executive Officer, President
                        and Treasurer
(DATE)                  August 14, 1997

BY (SIGNATURE)          /S/ Paul A. Miller
(NAME AND TITLE)        Paul A. Miller, Chief Financial Officer	(Principal
                        Financial/Accounting Officer)
(DATE)                  August 14, 1997



                    CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                                   FORM 10-Q
                                 EXHIBIT INDEX

Exhibit No.                     Exhibit

 11                             Statement re: Computation of Per Share Earnings

 27                             Financial Data Schedule

