Form 10-Q
period 1997-09-30
CROSS MEDICAL PRODUCTS INC /DE
filed 1997-11-12
CIK 731241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ending September 30, 1997

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

                          5160 Blazer Memorial Parkway
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

                             Yes / X /   No /   /

The number of shares outstanding of Registrant's Common Stock, par value $.01, on October 31, 1997 was 5,219,269.

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                           September 30,
                                                               1997           December 31,
                                                            (Unaudited)           1996
                                                           ------------       ------------
                        ASSETS

Current assets:
        Cash and cash equivalents                             $  2,647           $    216
        Investments                                              1,500
        Accounts receivable, net                                 4,303              4,194
        Inventories                                              8,801              4,529
        Current assets of discontinued operations                                   4,437
        Other current assets                                       395                126
        Deferred income taxes                                      475                703
                                                           ------------       ------------
                Total current assets                            18,121             14,205

Property and equipment, net                                        968                784

Other assets:
        Intangible assets, net                                     172                128
        Non-current assets of discontinued operations                               3,811
        Other assets                                               963                662
                                                           ------------       ------------
                Total assets                                  $ 20,224           $ 19,590
                                                           ============       ============

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                           September 30,
                                                               1997           December 31,
                                                            (Unaudited)           1996
                                                           ------------       ------------
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion, term debt                            $     79           $  1,594
        Current portion, capital lease obligations                  66                 65
        Current liabilities of discontinued operations                              2,355
        Accounts payable                                         1,285              1,265
        Accrued liabilities                                        790                620
        Accrued disposition costs                                  496
        Accrued income taxes                                     1,334                 65
                                                           ------------       ------------
                Total current liabilities                        4,050              5,964
                                                           ------------       ------------

Term debt, net of current maturities                             5,121              5,318

Obligations under capital leases, net of current maturities        131                164

Non-current liabilities of discontinued operations                                  2,452

Deferred income taxes                                               52                 44

Commitments and contingencies

Shareholders' equity:
        Common stock, $.01 par value:
        Authorized 10,000,000 shares; issued and
          outstanding 5,219,269 and 4,936,265 shares for
          1997 and 1996, respectively                               52                 49
        Additional paid-in capital                               6,736              4,362
        Retained earnings                                        4,082              1,389
                                                           ------------       ------------
                                                                10,870              5,800

        Less treasury stock, at cost, 17,402 shares                                  (152)
                                                           ------------       ------------
                Total shareholders' equity                      10,870              5,648
                                                           ------------       ------------

Total liabilities and shareholders' equity                    $ 20,224           $ 19,590
                                                           ============       ============

See notes to the consolidated financial statements

                   CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 1997 AND 1996
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               Three          Three           Nine           Nine
                                                            Months Ended   Months Ended   Months Ended   Months Ended
                                                            September 30,  September 30,  September 30,  September 30,
                                                                1997           1996           1997           1996
                                                            ------------   ------------   ------------   ------------
Net sales                                                     $   3,690      $   2,325      $   9,497      $   5,615
Cost of goods sold                                                1,769            994          3,747          2,443
                                                            ------------   ------------   ------------   ------------
Gross margin                                                      1,921          1,331          5,750          3,172
                                                            ------------   ------------   ------------   ------------

Selling, general and administrative                               1,581          1,291          4,551          3,122
Research and development                                            338            218            802            487
                                                            ------------   ------------   ------------   ------------
                                                                  1,919          1,509          5,353          3,609
                                                            ------------   ------------   ------------   ------------

Operating income (loss)                                               2           (178)           397           (437)

Interest expense, net                                               (75)          (108)          (326)          (262)
                                                            ------------   ------------   ------------   ------------
Income (loss) from continuing operations before income taxes        (73)          (286)            71           (699)

Income tax expense (benefit)                                        (30)          (102)            27           (292)
                                                            ------------   ------------   ------------   ------------
Net income (loss) from continuing operations                        (43)          (184)            44           (407)
                                                            ------------   ------------   ------------   ------------

Net income from discontinued operations (net of income taxes
  of $156, $216 and $438, respectively)                                            375            352            881

Gain on sale of discontinued operations (net of income
  tax of $1,529)                                                                                2,297
                                                            ------------   ------------   ------------   ------------
Net income from discontinued operations                                            375          2,649            881
                                                            ------------   ------------   ------------   ------------
Net income (loss)                                             $     (43)     $     191      $   2,693      $     474
                                                            ============   ============   ============   ============

Primary earnings per share:
        Net income (loss) from continuing operations          $    (.01)     $    (.04)     $     .01      $    (.09)
                                                            ============   ============   ============   ============
        Net income from discontinued operations                              $     .08      $     .51      $     .18
                                                            ============   ============   ============   ============
        Net income (loss)                                     $    (.01)     $     .04      $     .52      $     .09
                                                            ============   ============   ============   ============

Fully diluted earnings per share:
        Net income (loss) from continuing operations                 (A)            (A)     $     .04             (A)
                                                            ============   ============   ============   ============
        Net income (loss) from discontinued operations                                      $     .46
                                                            ============   ============   ============   ============
        Net income                                                   (A)            (A)     $     .50             (A)
                                                            ============   ============   ============   ============

Weighted average shares outstanding used in primary
  earnings per share calculations                             5,080,762      5,013,661      5,218,788      5,008,837
                                                            ============   ============   ============   ============

Weighted average shares outstanding used in fully
  diluted earnings per share calculation                      5,711,039      5,659,815      5,849,065      5,654,991
                                                            ============   ============   ============   ============

(A)  Due to a net loss from continuing operations for the period, the results from the computations are antidilutive.
     Accordingly, the amounts are not presented.

See notes to the consolidated financial statements

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTH PERIODS ENDING SEPTEMBER 30, 1997 AND 1996
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                               1997               1996
                                                           ------------       ------------
Net cash used in continuing operations                        $ (4,575)          $ (2,752)
Net cash provided by discontinued operations                       242              1,616
                                                           ------------       ------------
  Net cash used in operating activities                         (4,333)            (1,136)

Cash flows from investing activities:
  Expenditures for patent rights and license                       (48)               (62)
  Purchase of investment                                        (1,500)
  Purchases of property and equipment                             (323)              (288)
                                                           ------------       ------------
    Net cash used in continuing operations                      (1,871)              (350)

    Net cash used in discontinued operations                       (91)            (1,041)
    Cash received from sale of Recovery Products segment         8,177
                                                           ------------       ------------
      Net cash provided by (used in) investing activities        6,215             (1,391)

Cash flows from financing activities:
  Repayment of term debt and capitalized lease obligations      (1,654)            (3,017)
  Proceeds from convertible subordinated debenture offering                         5,250
  Proceeds from term debt                                                             100
  Debt issue costs                                                                   (542)
  Proceeds from exercise of stock options                          158                207
  Proceeds from the sale of common stock                         2,242
  Cash overdraft                                                                     (167)
                                                           ------------       ------------
    Net cash provided by continuing operations                     746              1,831
    Net cash provided by (used in) discontinued operations        (197)               937
                                                           ------------       ------------
      Net cash provided by financing activities                    549              2,768
                                                           ------------       ------------

    Net increase in cash                                         2,431                241

Cash and cash equivalents beginning of period                      216                  0
                                                           ------------       ------------
Cash and cash equivalents end of period                      $   2,647          $     241
                                                           ============       ============

Supplemental disclosures of non-cash investing and financing activities:

Debt assumed by buyer of discontinued operations             $   3,363
                                                           ============

See notes to the consolidated financial statements

                    CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.	Management's Statement

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Cross Medical Products, Inc. and Subsidiary at September 30, 1997, and the results of operations and cash flows for the three and nine month periods ending September 30, 1997 and 1996. The notes to the Consolidated Financial Statements which are contained in the 1996 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements.

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

3.	Investments

Investments include a 270 day certificate of deposit with a maturity of January 27, 1998 bearing interest of 5.65%.

4.	Inventories

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                    September 30,  December 31,
                                        1997           1996
                                    ------------   ------------
        Raw materials                  $  148         $  125
        Finished goods                  6,110          3,194
        Consigned inventory             2,543          1,210
                                    ------------   ------------
                                       $8,801         $4,529
                                    ============   ============

5.	Income Taxes

The Company provides for federal, state, and local income taxes in interim periods using estimated temporary differences for the annual period.

6.	Term Debt

Term debt included $5,152,000 of Convertible Subordinated Debentures ("Debentures") at 8.5% due June 1, 2003. The Debentures are convertible prior to maturity or redemption into the Company's Common Stock at $8.125 per share. Beginning July 1, 1999, the Company will be obligated to redeem Debentures tendered by June 1, 1999 or June 1 of any succeeding year at their fair amount plus accrued interest, subject to an annual limitation of $25,000 per holder and an aggregate of $262,500. Redemption may be accelerated in the event of a change of control of the Company and in certain other circumstances as described in the bond indenture. The Debentures contain certain covenants with respect to default of interest and redemption payments and defaults under other indebtedness of the Company in excess of $1,000,000. Interest expense for the three and six months ended September 30, 1997 and 1996 was $140,000, $115,000 and $446,000, $270,000, respectively. During 1997, $129,000 of
Debentures were converted to 15,875 shares of common stock.

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

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share "EPS" and supersedes APB Opinion No. 15 "Earnings Per Share" ("Opinion 15"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications.
SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior EPS data presented after the effective date.

The Company will adopt SFAS No. 128 effective with its 1997 year end. Pro forma earnings per share data calculated in accordance with this pronouncement for the three and nine months ended September 30, 1997 and 1996 would not result in a material difference in the amounts previously presented.

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

                                                             Percent   Percent   Percent   Percent
                                                                of        of        of        of
                                                              Sales     Sales     Sales     Sales
                                                               for       for       for       for
                                                              three     three     nine      nine
                                                             months    months    months    months
                                                             ending    ending    ending    ending
                                                            September September September September
                                                               30,       30,       30,       30,
                                                              1997      1996      1997      1996
                                                            --------- --------- --------- ---------
Net sales                                                     100.0%    100.0%    100.0%    100.0%

Cost of goods sold                                             47.9%     42.8%     39.5%     43.5%

Gross margin                                                   52.1%     57.2%     60.5%     56.5%

Selling, general and administrative                            42.8%     55.5%     47.9%     55.6%

Research and development                                        9.2%      9.4%      8.4%      8.7%

Operating income (loss)                                         0.1%     (7.7)%     4.2%     (7.8)%

Interest expense, net                                          (2.1)%    (4.6)%    (3.4)%    (4.7)%

Income (loss) from continuing operations before income taxes   (2.0)%   (12.3)%     0.8%    (12.5)%

Income tax expense (benefit)                                   (0.8)%    (4.4)%     0.3%     (5.3)%

Net income (loss) from continuing operations                   (1.2)%    (7.9)%     0.5%     (7.2)%

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

The Company continues to develop its strategy of focusing on increasing market penetration with its SYNERGY-TM- Spinal Implant System as it continues to expand its distribution network in the United States and internationally. The
Company also continues to assess and develop new products to add to its existing spinal implant product line.

                CROSS MEDICAL PRODUCTS, INC.  AND SUBSIDIARY
                   MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF SEPTEMBER 30, 1997

Working capital increased to $14,071,000 at September 30, 1997 from $8,241,000 at December 31, 1996. The current ratio (ratio of current assets to current liabilities) increased to 4.5 to 1.0 at September 30, 1997 from 2.4 to 1.0 at December 31, 1996. The increase in working capital is principally attributable to the net cash received from the sale of the Recovery Products segment of approximately $6,010,000 after paying off the Company's line of credit of $2,190,000, cash received from the sale of common stock to the buyer of the Recovery Products segment of $240,000, cash received from the sale of common stock to its Japanese distributor of $2,000,000, and cash from operations until the sale of the Recovery Products segment on March 12, 1997 of $242,000. Accounts receivable increased by $109,000, inventories increased by $4,272,000 and accounts payable increased by $20,000. The marginal increase in accounts receivable is attributable to a significant increase in the third quarter sales and offset by an expanded collection effort put into effect in 1997. The increase in the inventory and accounts payable is primarily due to the need to build inventory, including consigned inventory, to support the growing demand for titanium and steel SYNERGY-TM- Spinal Implant Systems.

The nature of the Company's business subjects the Company to product liability and related claims from time to time. The Company believes that it has adequate insurance for its business, but there can be no assurance that the Company's liquidity will not be materially adversely affected by the final resolution of pending cases or future claims.

The Company believes that the funds generated by the divestiture of the Recovery Products segment, funds received from the sale of common stock, its bank loan facility, working capital, and funds anticipated to be generated by operations will be sufficient to fund the Company's growth plans through at least the end of fiscal year 1998.

                 CROSS MEDICAL PRODUCTS, INC.  AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales increased 59% for the three months ended September 30, 1997 to $3,690,000 from $2,325,000 for the three months ended September 30, 1996.
The increase was primarily a result of the Company's increased penetration into the spinal implant market, as the Company continued to increase its distribution network, the number of surgeons using the SYNERGY-TM- Spinal Implant System and its offering of spinal implant products. The Company received FDA marketing clearance for the posterior portion of the titanium version of the SYNERGY-TM- Spinal Implant System for sale in the United States in January 1997.

Cost of goods sold was $1,769,000 or 47.9% of net sales for the three months ended September 30, 1997 compared to $994,000 or 42.8% for the three months ended September 30, 1996. Cost of goods sold as a percentage of sales was negatively impacted in the third quarter by (i) the increase in the sale of instrumentation sets to new sales representatives at cost, and (ii) the increase in international distributor sales which are at a lower gross profit margin than domestic sales which are made through commissioned sales representatives. Commissions paid to domestic sales distributors are treated as selling expenses and not as part of cost of goods sold. Commissions are not paid to international distributors.

Selling, general and administrative expenses decreased to 42.8% from 55.5% as a percentage of net sales, and increased to $1,581,000 from $1,291,000, for the three months ended September 30, 1997 and 1996, respectively. Except for commissions, most of the selling, general and administrative expenses are relatively fixed expenses and as net sales increase, these expenses as a percentage of net sales decrease. The Company intends to continue to invest in the development of additional markets domestically and internationally, which expenditures will tend to keep selling, general and administrative expenses at a relatively high percentage of sales until sales increase.

Research and development expenses decreased to 9.2% from 9.4% as a percentage of net sales, and increased to $338,000 from $218,000, for the three months ended September 30, 1997 and 1996, respectively. In March 1997, the Company entered into a license agreement to develop a spinal cage, the development of which is ongoing. The Company is also developing a cervical spinal system. The Company continues to explore ways to expand its product lines either through internal development or acquisition.

These factors resulted in an overall increase in operating income from continuing operations to $2,000 or 0.1% of net sales for the three months ended September 30, 1997, compared to a loss from continuing operations of $(178,000) or (7.7%) of net sales for the three months ended September 30, 1996.

Interest expense, net, decreased to $75,000 or 2.0% of net sales from $108,000 or 4.6% of net sales for the three months ended September 30, 1997 and 1996, respectively. The decrease was primarily attributable to the interest income earned on the certificate of deposit and the money market funds.

The Company recorded a tax benefit of $30,000 and $102,000 for the three months ended September 30, 1997 and 1996, respectively, as the Company had a tax loss from continuing operations in the third quarter of 1997 and 1996.

Net loss from continuing operations was $(43,000) and $(184,000) for the three months ended September 30, 1997 and 1996, respectively, and loss per share from continuing operations decreased to $(.01) from $(.04) for the same periods.

                CROSS MEDICAL PRODUCTS, INC.  AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales increased 69% for the nine months ended September 30, 1997 to $9,497,000 from $5,615,000 for the nine months ended September 30, 1996. The increase was primarily a result of the Company's increased penetration into the spinal implant market, as the Company continued to increase its distribution network, the number of surgeons using the SYNERGY-TM- Spinal Implant System and its offering of spinal implant products. The Company received FDA marketing clearance for the posterior portion of the titanium version of the SYNERGY-TM- Spinal Implant System for sale in the United States in January 1997.

Cost of goods sold was $3,747,000 or 39.5% of net sales for the nine months ended September 30, 1997 compared to $2,443,000 or 43.5% for the nine months ended September 30, 1996. The decrease as a percentage of sales was primarily related to an increase in domestic sales prices for the SYNERGY-TM- Spinal Implant System as well as an increase in the number of surgeries performed in the United States as a percentage of total surgeries performed with the Company's products.

Selling, general and administrative expenses decreased to 47.9% from 55.6% as a percentage of net sales, and increased to $4,551,000 from $3,122,000, for the nine months ended September 30, 1997 and 1996, respectively. Most of the selling, general and administrative expenses are relatively fixed expenses and as net sales increase, these expenses as a percentage of net sales decrease. The Company intends to continue to invest in the development of additional markets domestically and internationally, which expenditures will tend to keep selling, general and administrative expenses at a relatively high percentage of sales until sales increase.

Research and development expenses decreased to 8.4% from 8.7% as a percentage of net sales, and increased to $802,000 from $487,000, for the nine months ended September 30, 1997 and 1996, respectively. The Company continues to support the development of the spinal cage and the cervical spine system.

These factors resulted in an overall increase in operating income from continuing operations to $397,000 or 4.2% of net sales for the nine months ended September 30, 1997, compared to a loss from continuing operations of $(437,000) or (7.8%) of net sales for the nine months ended September 30, 1996.

Interest expense, net, increased to $326,000 from $262,000, and decreased to 3.4% from 4.7% of net sales, for the nine months ended September 30, 1997 and 1996, respectively, as a result of the issuance of $5,250,000 Convertible Subordinated Debentures in May 1996.

The Company recorded a tax expense of $27,000 for the nine months ended September 30, 1997 compared to a tax benefit of $(292,000) for the nine months ended September 30, 1996, as the Company had a loss from continuing operations in the first three quarters of 1996 and the estimated effective tax rate increased to 40% in 1997 from 20% in 1996.

Net income from continuing operations increased to $44,000 from a net loss from continuing operations of $(407,000) for the nine months ended September 30, 1997 and 1996, respectively, and primary earnings (loss) per share from continuing operations increased to $.01 from a loss of $(.09) for the same periods.

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

        (b)  Reports on Form 8-K.
                Report filed on August 25, 1997 regarding the sale of common stock to Century Medical.

                                        Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CROSS MEDICAL PRODUCTS, INC.
                                        (Registrant)





Date:  November 11, 1997                /S/ Joseph A. Mussey
                                            Joseph A. Mussey
                                Chief Executive Officer, President
                                             and Treasurer





Date:  November 11, 1997                /S/ Paul A. Miller
                                            Paul A. Miller
                                        Chief Financial Officer
                               (Principal Financial/Accounting Officer)



                 CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                                  FORM 10-Q
                                EXHIBIT INDEX

Exhibit No.	Exhibit

10(a) Employment Agreement, dated August 15, 1997 between the Company and Joseph A. Mussey.

10(b) Employment Agreement, dated August 15, 1997 between the Company and Paul A. Miller.

10(c) Employment Agreement, dated August 15, 1997 between the Company and Ira Benson.

10(d) Employment Agreement, dated August 15, 1997 between the Company and Thomas E. Zimmer.

10(e) Employment Agreement, dated August 15, 1997 between the Company and Philip A. Mellinger.

11              Statement re:  Computation of Per Share Earnings

27              Financial Data Schedule