Form 10-Q/A
period 1997-03-31
CROSS MEDICAL PRODUCTS INC /DE
filed 1998-02-12
CIK 731241

FORM 10-Q/A


                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ending March 31, 1997

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__   No _____

                                   4,994,700
                     Shares of Common Stock Outstanding
                             As of April 30, 1997

                   CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                      March 31,      December 31,
                                                        1997            1996
                                                     (Unaudited)      (Audited)
                                                     ------------    ------------
	ASSETS

Current assets:
    Cash and cash equivalents                           $ 5,277         $   216
    Accounts receivable, net                              4,491           4,194
    Inventories                                           6,540           4,529
    Current assets of discontinued operations                             4,437
    Other current assets                                    270             126
    Deferred income taxes                                   434             703
                                                     ------------    ------------
        Total current assets                             17,012          14,205
                                                     ------------    ------------

Property and equipment, net                                 796             784

Other assets:
    Intangible assets, net                                  175             128
    Non-current assets of discontinued operations                         3,811
    Other assets                                            665             662
                                                     ------------    ------------
        Total assets                                    $18,648         $19,590
                                                     ============    ============


                   CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                      March 31,      December 31,
                                                        1997            1996
                                                     (Unaudited)      (Audited)
                                                     ------------    ------------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion, term debt                          $    79         $ 1,594
    Current portion, capital lease obligations               65              65
    Current liabilities of discontinued operations                        2,355
    Accounts payable                                      1,861           1,265
    Accrued liabilities                                     813             620
    Accrued disposition costs                               650
    Accrued income taxes                                  1,236              65
                                                     ------------    ------------
        Total current liabilities                         4,704           5,964
                                                     ------------    ------------

Term debt, net of current maturities                      5,250           5,318

Obligations under capital leases, net of
  current maturities                                        154             164

Non-current liabilities of discontinued
  operations                                                              2,452

Deferred income taxes                                        48              44

Commitments and contingencies

Shareholders' equity:
    Common stock, $.01 par value:
    Authorized, 10,000,000 shares; issued
      and outstanding 4,981,265 and 4,936,265
      shares for 1997 and 1996, respectively                 50              49
    Additional paid-in capital                            4,691           4,362
    Retained earnings                                     3,903           1,389
                                                     ------------    ------------
                                                          8,644           5,800
    Less treasury stock, at cost, 17,402 shares            (152)           (152)
                                                     ------------    ------------
        Total shareholders' equity                        8,492           5,648
                                                     ------------    ------------
        Total liabilities and shareholders' equity      $18,648         $19,590
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

                                                        Three           Three
                                                     Months Ended    Months Ended
                                                      March 31,       March 31,
                                                         1997            1996
                                                     ------------    ------------
Net sales                                               $2,773          $1,661
Cost of goods sold                                       1,039             805
                                                     ------------    ------------
Gross margin                                             1,734             856
                                                     ------------    ------------

Selling, general and administrative                      1,628             901
Research and development                                   212             124
                                                     ------------    ------------
                                                         1,840           1,025

Operating loss                                            (106)           (169)

Interest expense, net                                     (159)            (87)
                                                     ------------    ------------
    Loss from continuing operations
      before income taxes                                 (265)           (256)

Income tax benefit                                         (88)            (95)
                                                     ------------    ------------
    Net loss from continuing operations                   (177)           (161)
                                                     ------------    ------------
Net income from discontinued operations (net of
  income taxes of $181 and $140 for 1997 and 1996,
  respectively)                                            301             298
Gain on sale of discontinued operations (net of
  income taxes of $1,589)                                2,390
                                                     ------------    ------------
    Net income from discontinued operations              2,691             298
                                                     ------------    ------------

Net income                                              $2,514          $  137
                                                     ============    ============

Primary earnings per share (A):
    Net loss from continuing operations                 $(.03)          $(.03)
                                                     ============    ============
    Net income from discontinued operations             $ .52           $ .06
                                                     ============    ============
    Net income                                          $ .49           $ .03
                                                     ============    ============

Weighted average shares outstanding used in
  primary earnings per share calculation                5,172,063       4,986,755
                                                     ============    ============

(A) Fully diluted earnings per share are not presented because the results are antilutive.

See notes to the consolidated financial statements


                   CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDING MARCH 31, 1997 AND 1996
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                         1997            1996
                                                     ------------    ------------
Net cash used in continuing operations                  $(1,965)        $  (322)
Net cash provided by discontinued operations                502             460
                                                     ------------    ------------
    Net cash provided by (used in)
      operating activities                               (1,463)            138
                                                     ------------    ------------

Cash flows from investing activities:
    Expenditures for patents rights and license             (47)
    Purchases of property and equipment                     (39)            (22)
                                                     ------------    ------------
    Net cash used in continuing operations                  (86)            (22)
    Net cash used in discontinued operations                (91)            (15)
    Cash received from sale of Recovery
      Products segment                                    8,177
                                                     ------------    ------------
    Net cash provided by (used in)
      investing activities                                8,000             (37)
                                                     ------------    ------------

Cash flows from financing activities:
    Repayment of term debt and capitalized
      lease obligations                                  (1,593)             (1)
    Debt issue costs                                        (16)
    Proceeds from exercise of stock options                  88              27
    Proceeds from the sale of common stock                  242
    Cash overdraft                                                         (167)
                                                     ------------    ------------
    Net cash used in continuing operations               (1,279)           (141)
    Net cash provided by (used in)
      discontinued operations                              (197)            115
                                                     ------------    ------------
    Net cash used in financing activities                (1,476)            (26)
                                                     ------------    ------------
    Net increase in cash                                  5,061              75

Cash and cash equivalents beginning of period               216               0
                                                     ------------    ------------
Cash and cash equivalents end of period                 $ 5,277         $    75
                                                     ============    ============

Supplemental disclosures of non-cash investing and financing activities:

Debt assumed by buyer                                   $ 3,363
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

2.      Restatement

In February 1998, the Company restated its earnings for the quarter ended March 31, 1997 to expense payments made during that period for an extension of the claims reporting period for certain product liability insurance. Accordingly the consolidated balance sheets at March 31, 1997 have been adjusted to reflect the restatement.

3.      Sale of Recovery Products Segment

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

4.      Inventories

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                 March    December
                                  1997      1996
                                ------    ------
        Raw materials           $  168    $  125
        Finished goods           4,647     3,194
        Consigned inventory      1,725     1,210
                                ------    ------
                                $6,540    $4,529
                                ======    ======

5.      Income Taxes

The Company provides for federal, state, and local income taxes in interim periods using estimated temporary differences for the period.

6.  Term Debt

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

The Company will adopt SFAS No. 128 effective with its 1997 year end. Pro forma earnings per share data calculated in accordance with this pronouncement for the three months ended March 31, 1997 and 1996 would have no effect on the amounts presented.

8.      Commitments and Contingency

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


                                                       Percent         Percent
                                                       of Sales        of Sales
                                                         for             for
                                                     three months    three months
                                                        ending          ending
                                                       March 31,       March 31,
                                                         1997            1996
                                                     ------------    ------------

Net sales                                               100.0%          100.0%

Cost of goods sold                                       37.5%           48.5%

Gross margin                                             62.5%           51.5%

Selling, general and administrative                      58.7%           54.2%

Research and development                                  7.6%            7.5%

Operating loss                                           (3.8)%         (10.2)%

Interest expense, net                                     5.7%            5.2%

Loss from continuing operations
  before income taxes                                    (9.6)%         (15.4)%

Income tax benefit                                       (3.2)%           (5.7)%

Net loss from continuing operations                      (6.4)%           (9.7)%


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

FINANCIAL CONDITION AS OF MARCH 31,1997

Working capital increased to $12,308,000 at March 31, 1997 from $8,241,000 at December 31, 1996. The current ratio (ratio of current assets to current liabilities) increased to 3.6 to 1.0 at March 31, 1997 from 2.4 to 1.0 at December 31, 1996. The increase in working capital is principally attributable to the net cash received from the sale of the Recovery Products segment of approximately $6,010,000 after paying off the Company's line of credit of $2,190,000, cash received from the sale of common stock of $240,000, and cash from operations until the sale of the Recovery Products segment on March 12, 1997 of $502,000. Accounts receivable increased by $297,000, inventories increased by $2,011,000 and accounts payable increased by $596,000. The increase in accounts receivable is attributable to increased sales in the first quarter. The increase in the inventory and accounts payable is primarily due to the need to build inventory to support the growing demand for titanium and steel SYNERGY(tm) Spinal Implant Systems.

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

Selling, general and administrative expense increased to 58.7% from 54.2% of net sales for the three months ended March 31, 1997 and 1996, respectively. Most of the selling, general and administrative expenses are relatively fixed expenses and as net sales increase, these expenses as a percentage of net sales decrease. The Company intends to continue to invest in the development of additional markets domestically and internationally, which expenditures will tend to keep selling, general and administrative expenses at a relatively high percentage of sales until sales increase.

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

These factors resulted in an overall decrease in the operating loss from continuing operations to $(106,000) or (3.8%) of net sales for the three months ended March 31, 1997, compared to a loss from continuing operations of $(169,000) or (10.2%) of net sales for the three months ended March 31, 1996.

Interest expense increased to $159,000 from $87,000, an increase to 5.7% from 5.2% of net sales for the three months ended March 31, 1997 and 1996, respectively, as a result of the issuance of $5,250,000 Convertible Subordinated Debentures in May 1996.

The Company recorded a tax benefit of $(88,000) for the three months ended March 31, 1997 compared to a tax benefit of $(95,000) for the three months ended March 31, 1996, as the Company had a loss from continued operations in the first quarter of 1997 and 1996.

Net loss from continuing operations increased to $(177,000) from a net loss from continuing operations of $(161,000) for the three months ended March 31, 1997 and 1996, respectively, and primary loss per share from continuing operations remained the same at $(.03) for the periods.

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