Form 10-Q/A
period 1997-06-30
CROSS MEDICAL PRODUCTS INC /DE
filed 1998-02-12
CIK 731241

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

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
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                             June 30,          December 31,
                                                               1997                1996
                                                           (Unaudited)          (Audited)
                                                           ------------        ------------
		                 ASSETS
Current assets:
    Cash and cash equivalents                                 $ 1,940             $   216
    Investments                                                 1,500
    Accounts receivable, net                                    3,676               4,194
    Inventories                                                 8,316               4,529
    Current assets of discontinued operations                                       4,437
    Other current assets                                          304                 126
    Deferred income taxes                                         433                 703
                                                           ------------        ------------
         Total current assets                                  16,169              14,205

Property and equipment, net                                       959                 784

Other assets:
    Intangible assets, net                                        174                 128
    Non-current assets of discontinued operations                                   3,811
    Other assets                                                  645                 662
                                                           ------------        ------------
         Total assets                                         $17,947             $19,590
                                                           ============        ============


                    CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                             June 30,          December 31,
                                                               1997                1996
                                                           (Unaudited)          (Audited)
                                                           ------------        ------------
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion, term debt                                $    79             $ 1,594
    Current portion, capital lease obligations                     66                  65
    Current liabilities of discontinued operations                                  2,355
    Accounts payable                                            1,320               1,265
    Accrued liabilities                                           796                 620
    Accrued disposition costs                                     530
    Accrued income taxes                                        1,185                  65
                                                           ------------        ------------
         Total current liabilities                              3,976               5,964
                                                           ------------        ------------

Term debt, net of current maturities                            5,152               5,318

Obligations under capital leases, net of current maturities       146                 164

Non-current liabilities of discontinued operations                                  2,452

Deferred income taxes                                              52                  44

Commitments and contingencies

Shareholders' equity:
    Common stock, $.01 par value:
    Authorized 10,000,000 shares; issued and outstanding
      5,006,761 and 4,936,265 shares for 1997 and 1996,
      respectively                                                 50                  49
    Additional paid-in capital                                  4,827               4,362
    Retained earnings                                           3,896               1,389
                                                           ------------        ------------
                                                                8,773               5,800
                                                           ------------        ------------
    Less treasury stock, at cost, 17,402 shares                  (152)               (152)
                                                           ------------        ------------
         Total shareholders' equity                             8,621               5,648
                                                           ------------        ------------
         Total liabilities and shareholders' equity           $17,947             $19,590
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

                                                              Three          Three           Six            Six
                                                              Months         Months         Months         Months
                                                              Ended          Ended          Ended          Ended
                                                             June 30,       June 30,       June 30,       June 30,
                                                               1997           1996           1997           1996
                                                           ------------   ------------   ------------   ------------
Net sales                                                      $3,033         $1,630         $5,806         $3,290
Cost of goods sold                                                938            644          1,978          1,449
                                                           ------------   ------------   ------------   ------------
    Gross margin                                                2,095            986          3,828          1,841
                                                           ------------   ------------   ------------   ------------

Selling, general and administrative                             1,616            930          3,244          1,832
Research and development                                          251            145            463            268
                                                           ------------   ------------   ------------   ------------
                                                                1,867          1,075          3,707          2,100
                                                           ------------   ------------   ------------   ------------
Operating income (loss)                                           228            (89)           121           (259)

Interest expense, net                                             (91)           (69)          (250)          (155)
                                                           ------------   ------------   ------------   ------------
Income (loss) from continuing operations before income taxes      137           (158)          (129)          (414)

Income tax expense (benefit)                                       51            (95)           (38)          (190)
                                                           ------------   ------------   ------------   ------------
Net income (loss) from continuing operations                       86            (63)           (91)          (224)
                                                           ------------   ------------   ------------   ------------
Net income from discontinued operations (net of income
  taxes of $142, $181 and $282, respectively)                                    209            301            507

Gain (loss) on sale of discontinued operations (net of
  income tax (benefit) of $(60) and $1,529)                       (93)                        2,297
                                                           ------------   ------------   ------------   ------------
Net income (loss) from discontinued operations                    (93)           209          2,598            507
                                                           ------------   ------------   ------------   ------------
Net income (loss)                                              $   (7)        $  146         $2,507         $  283
                                                           ============   ============   ============   ============

Primary earnings per share:
    Net income (loss) from continuing operations               $  .02         $ (.01)        $ (.02)        $ (.04)
                                                           ============   ============   ============   ============
    Net income (loss) from discontinued operations             $ (.02)        $  .04         $  .50         $  .10
                                                           ============   ============   ============   ============
    Net income (loss)                                          $ (.00)        $  .03         $  .48         $  .06
                                                           ============   ============   ============   ============

Fully diluted earnings per share:
    Net income (loss) from continuing operations                (A)           $ (.01)        $  .02         $ (.04)
                                                           ============   ============   ============   ============
    Net income (loss) from discontinued operations              (A)           $  .04         $  .45         $  .09
                                                           ============   ============   ============   ============
    Net income                                                  (A)           $  .03         $  .43         $  .05
                                                           ============   ============   ============   ============

Weighted average shares outstanding used in primary
  earnings per share calculations                            5,186,407      5,001,859      5,179,284      4,981,136
                                                           ============   ============   ============   ============

Weighted average shares outstanding used in fully
  diluted earnings per share calculation                     5,820,499      5,648,013      5,813,376      5,627,290
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

See notes to the consolidated financial statements



                    CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIODS ENDING JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               1997           1996
                                                           ------------   ------------
Net cash used in continuing operations                        $(3,321)       $(1,362)
Net cash provided by discontinued operations                      229            923
                                                           ------------   ------------
   Net cash used in operating activities                       (3,092)          (439)
                                                           ------------   ------------

Cash flows from investing activities:
   Expenditures for patents rights and license                    (48)           (10)
   Purchase of investment                                      (1,500)
   Purchases of property and equipment                           (256)           (42)
                                                           ------------   ------------
     Net cash used in continuing operations                    (1,804)           (52)
     Net cash used in discontinued operations                     (91)          (131)
     Cash received from sale of Recovery Products segment       8,177
                                                           ------------   ------------
       Net cash provided by (used in) investing activities      6,282           (183)
                                                           ------------   ------------

Cash flows from financing activities:
   Repayment of term debt and capitalized lease obligations    (1,619)        (3,001)
   Proceeds from convertible subordinated debenture offering                   5,250
   Debt issue costs                                               (18)
   Proceeds from exercise of stock options                        126             70
   Proceeds from the sale of common stock                         242
   Cash overdraft                                                               (167)
                                                           ------------   ------------
     Net cash used in continuing operations                    (1,269)         2,152
     Net cash used in discontinued operations                    (197)          (437)
                                                           ------------   ------------
       Net cash provided by (used in) financing activities     (1,466)         1,715
                                                           ------------   ------------

     Net increase in cash                                       1,724          1,093

Cash and cash equivalents beginning of period                     216              0
                                                           ------------   ------------
Cash and cash equivalents end of period                       $ 1,940        $ 1,093
                                                           ============   ============

Supplemental disclosures of non-cash investing and financing activities:

Debt assumed by buyer of discontinued operations              $ 3,363
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

2.      Restatement

In February 1998, the Company restated its earnings for the quarter ended March 31, 1997 to expense payments made during that period for an extension of the claims reporting period for certain product liability insurance. Accordingly the consolidated balance sheets at June 30, 1997 have been adjusted to reflect the restatement.


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

5.      Inventories

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

6.      Income Taxes

The Company provides for federal, state, and local income taxes in interim periods using estimated temporary differences for the annual period.

7.      Term Debt

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

8.      Earnings Per Share Calculations

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

9.      New Accounting Standards

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

10.      Commitments and Contingency

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

                                                           Percent   Percent   Percent   Percent
                                                           of Sales  of Sales  of Sales  of Sales
                                                              for       for       for       for
                                                            three     three       six       six
                                                            months    months    months    months
                                                            ending    ending    ending    ending
                                                           June 30,  June 30,  June 30,  June 30,
                                                             1997      1996      1997      1996
                                                           --------  --------  --------  --------
Net sales                                                   100.0%    100.0%    100.0%    100.0%

Cost of goods sold                                           30.9%     39.5%     34.1%     44.0%

Gross margin                                                 69.1%     60.5%     65.9%     56.0%

Selling, general and administrative                          53.3%     57.1%     55.9%     55.7%

Research and development                                      8.3%      8.9%      8.0%      8.1%

Operating income (loss)                                       7.5%     (5.5)%     2.1%     (7.9)%

Interest expense, net                                        (3.0)%    (4.2)%    (4.3)%    (4.7)%

Income (loss) from continuing operations before income taxes  4.5%     (9.7)%    (2.2)%   (12.6)%

Income tax expense (benefit)                                  1.7%     (5.8)%    (0.7)%    (5.8)%

Net income (loss) from continuing operations                  2.8%     (3.9)%    (1.6)%    (6.8)%

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

FINANCIAL CONDITION AS OF JUNE 30, 1997

Working capital increased to $12,193,000 at June 30, 1997 from $8,241,000 at December 31, 1996. The current ratio (ratio of current assets to current liabilities) increased to 4.1 to 1.0 at March 31, 1997 from 2.4 to 1.0 at December 31, 1996. The increase in working capital is principally attributable to the net cash received from the sale of the Recovery Products segment of approximately $6,010,000 after paying off the Company's line of credit of $2,190,000, cash received from the sale of common stock of $240,000, and cash from operations until the sale of the Recovery Products segment on March 12, 1997 of $229,000. Accounts receivable decreased by $518,000, inventories increased by $3,787,000 and accounts payable increased by $55,000. The decrease in accounts receivable is attributable to expanded collection efforts put into effect in 1997. The increase in the inventory and accounts payable is primarily due to the need to build inventory, including consigned inventory, to support the growing demand for titanium and steel SYNERGY-TM- Spinal
Implant Systems.

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

Selling, general and administrative expense increased to 55.9% from 55.7% of net sales for the six months ended June 30, 1997 and 1996, respectively. Most of the selling, general and administrative expenses are relatively fixed expenses and as net sales increase, these expenses as a percentage of net sales decrease. The Company intends to continue to invest in the development of additional markets domestically and internationally, which expenditures will tend to keep selling, general and administrative expenses at a relatively high percentage of sales until sales increase.

Research and development expenses decreased to 8.0% from 8.1% of net sales for the six months ended June 30, 1997 and 1996, respectively. The Company continues to support the development of the spinal cage and the cervical spine system.

These factors resulted in an overall increase in operating income from continuing operations to $121,000 or 2.1% of net sales for the six months ended June 30, 1997, compared to a loss from continuing operations of $(259,000) or (7.9%) of net sales for the six months ended June 30, 1996.

Interest expense, net increased to $250,000 from $155,000, an decrease to 4.3% from 4.7% of net sales for the six months ended June 30, 1997 and 1996, respectively, as a result of the issuance of $5,250,000 Convertible Subordinated Debentures in May 1996.

The Company recorded a tax benefit of $(38,000) for the six months ended June 30, 1997 compared to a tax benefit of $(190,000) for the six months ended June 30, 1996, as the Company had a loss from continued operations in the first and second quarter of 1997 and 1996.

Net loss from continuing operations increased to $(91,000) from a net loss from continuing operations of $(224,000) for the six months ended June 30, 1997 and 1996, respectively, and primary loss per share from continuing operations increased to $(.02) from $(.04) for the same periods.

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

