Form 10-Q/A
period 1997-09-30
CROSS MEDICAL PRODUCTS INC /DE
filed 1998-02-12
CIK 731241

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
                                (IN THOUSANDS)

                                                           September 30,
                                                               1997           December 31,
                                                            (Unaudited)           1996
                                                           ------------       ------------
                        ASSETS

Current assets:
        Cash and cash equivalents                             $  2,647           $    216
        Investments                                              1,500
        Accounts receivable, net                                 4,303              4,194
        Inventories                                              8,801              4,529
        Current assets of discontinued operations                                   4,437
        Other current assets                                       395                126
        Deferred income taxes                                      475                703
                                                           ------------       ------------
                Total current assets                            18,121             14,205

Property and equipment, net                                        968                784

Other assets:
        Intangible assets, net                                     172                128
        Non-current assets of discontinued operations                               3,811
        Other assets                                               641                662
                                                           ------------       ------------
                Total assets                                  $ 19,902           $ 19,590
                                                           ============       ============

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                           September 30,
                                                               1997           December 31,
                                                            (Unaudited)           1996
                                                           ------------       ------------
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion, term debt                            $     79           $  1,594
        Current portion, capital lease obligations                  66                 65
        Current liabilities of discontinued operations                              2,355
        Accounts payable                                         1,285              1,265
        Accrued liabilities                                        827                620
        Accrued disposition costs                                  496
        Accrued income taxes                                     1,204                 65
                                                           ------------       ------------
                Total current liabilities                        3,957              5,964
                                                           ------------       ------------

Term debt, net of current maturities                             5,121              5,318

Obligations under capital leases, net of current maturities        131                164

Non-current liabilities of discontinued operations                                  2,452

Deferred income taxes                                               52                 44

Commitments and contingencies

Shareholders' equity:
        Common stock, $.01 par value:
        Authorized 10,000,000 shares; issued and
          outstanding 5,219,269 and 4,936,265 shares for
          1997 and 1996, respectively                               52                 49
        Additional paid-in capital                               6,736              4,362
        Retained earnings                                        3,853              1,389
                                                           ------------       ------------
                                                                10,641              5,800

        Less treasury stock, at cost, 17,402 shares                                  (152)
                                                           ------------       ------------
                Total shareholders' equity                      10,641              5,648
                                                           ------------       ------------

Total liabilities and shareholders' equity                    $ 19,902           $ 19,590
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

                                                               Three          Three           Nine           Nine
                                                            Months Ended   Months Ended   Months Ended   Months Ended
                                                            September 30,  September 30,  September 30,  September 30,
                                                                1997           1996           1997           1996
                                                            ------------   ------------   ------------   ------------
Net sales                                                     $   3,690      $   2,325      $   9,497      $   5,615
Cost of goods sold                                                1,769            994          3,747          2,443
                                                            ------------   ------------   ------------   ------------
Gross margin                                                      1,921          1,331          5,750          3,172
                                                            ------------   ------------   ------------   ------------

Selling, general and administrative                               1,581          1,291          4,824          3,122
Research and development                                            338            218            802            487
                                                            ------------   ------------   ------------   ------------
                                                                  1,919          1,509          5,626          3,609
                                                            ------------   ------------   ------------   ------------

Operating income (loss)                                               2           (178)           124           (437)

Interest expense, net                                               (75)          (108)          (326)          (262)
                                                            ------------   ------------   ------------   ------------
Loss from continuing operations before income taxes                 (73)          (286)          (202)          (699)

Income tax benefit                                                  (30)          (102)           (68)          (292)
                                                            ------------   ------------   ------------   ------------
Net loss from continuing operations                                 (43)          (184)          (134)          (407)
                                                            ------------   ------------   ------------   ------------

Net income from discontinued operations (net of income taxes
  of $156, $181 and $438, respectively)                                            375            301            881

Gain on sale of discontinued operations (net of income
  tax of $1,529)                                                                                2,297
                                                            ------------   ------------   ------------   ------------
Net income from discontinued operations                                            375          2,598            881
                                                            ------------   ------------   ------------   ------------
Net income (loss)                                             $     (43)     $     191      $   2,464      $     474
                                                            ============   ============   ============   ============

Primary earnings per share (A):
        Net loss from continuing operations                   $    (.01)     $    (.04)     $    (.03)     $    (.09)
                                                            ============   ============   ============   ============
        Net income from discontinued operations                              $     .08      $     .50      $     .18
                                                            ============   ============   ============   ============
        Net income (loss)                                     $    (.01)     $     .04      $     .47      $     .09
                                                            ============   ============   ============   ============

Weighted average shares outstanding used in primary
  earnings per share calculations                             5,080,762      5,013,661      5,218,788      5,008,837
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

See notes to the consolidated financial statements

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTH PERIODS ENDING SEPTEMBER 30, 1997 AND 1996
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                               1997               1996
                                                           ------------       ------------
Net cash used in continuing operations                        $ (4,508)          $ (2,752)
Net cash provided by discontinued operations                       175              1,616
                                                           ------------       ------------
  Net cash used in operating activities                         (4,333)            (1,136)

Cash flows from investing activities:
  Expenditures for patent rights and license                       (48)               (62)
  Purchase of investment                                        (1,500)
  Purchases of property and equipment                             (323)              (288)
                                                           ------------       ------------
    Net cash used in continuing operations                      (1,871)              (350)

    Net cash used in discontinued operations                       (91)            (1,041)
    Cash received from sale of Recovery Products segment         8,177
                                                           ------------       ------------
      Net cash provided by (used in) investing activities        6,215             (1,391)

Cash flows from financing activities:
  Repayment of term debt and capitalized lease obligations      (1,654)            (3,017)
  Proceeds from convertible subordinated debenture offering                         5,250
  Proceeds from term debt                                                             100
  Debt issue costs                                                                   (542)
  Proceeds from exercise of stock options                          158                207
  Proceeds from the sale of common stock                         2,242
  Cash overdraft                                                                     (167)
                                                           ------------       ------------
    Net cash provided by continuing operations                     746              1,831
    Net cash provided by (used in) discontinued operations        (197)               937
                                                           ------------       ------------
      Net cash provided by financing activities                    549              2,768
                                                           ------------       ------------

    Net increase in cash                                         2,431                241

Cash and cash equivalents beginning of period                      216                  0
                                                           ------------       ------------
Cash and cash equivalents end of period                      $   2,647          $     241
                                                           ============       ============

Supplemental disclosures of non-cash investing and financing activities:

Debt assumed by buyer of discontinued operations             $   3,363
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

2.      Restatement

In February 1998, the Company restated its earnings for the quarter ended March 31, 1997 to expense payments made during that period for an extension of the claims reporting period for certain product liability insurance. Accordingly the consolidated balance sheets at September 30, 1997 have been adjusted to reflect the restatement.


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

                                                             Percent   Percent   Percent   Percent
                                                                of        of        of        of
                                                              Sales     Sales     Sales     Sales
                                                               for       for       for       for
                                                              three     three     nine      nine
                                                             months    months    months    months
                                                             ending    ending    ending    ending
                                                            September September September September
                                                               30,       30,       30,       30,
                                                              1997      1996      1997      1996
                                                            --------- --------- --------- ---------
Net sales                                                     100.0%    100.0%    100.0%    100.0%

Cost of goods sold                                             47.9%     42.8%     39.5%     43.5%

Gross margin                                                   52.1%     57.2%     60.5%     56.5%

Selling, general and administrative                            42.8%     55.5%     50.8%     55.6%

Research and development                                        9.2%      9.4%      8.4%      8.7%

Operating income (loss)                                         0.1%     (7.7)%     1.3%     (7.8)%

Interest expense, net                                          (2.1)%    (4.6)%    (3.4)%    (4.7)%

Income (loss) from continuing operations before income taxes   (2.0)%   (12.3)%    (2.1)%    (12.5)%

Income tax expense (benefit)                                   (0.8)%    (4.4)%    (0.7)%     (5.3)%

Net income (loss) from continuing operations                   (1.2)%    (7.9)%    (1.4)%     (7.2)%

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

                CROSS MEDICAL PRODUCTS, INC.  AND SUBSIDIARY
                   MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF SEPTEMBER 30, 1997

Working capital increased to $14,164,000 at September 30, 1997 from $8,241,000 at December 31, 1996. The current ratio (ratio of current assets to current liabilities) increased to 4.6 to 1.0 at September 30, 1997 from 2.4 to 1.0 at December 31, 1996. The increase in working capital is principally attributable to the net cash received from the sale of the Recovery Products segment of approximately $6,010,000 after paying off the Company's line of credit of $2,190,000, cash received from the sale of common stock to the buyer of the Recovery Products segment of $240,000, cash received from the sale of common stock to its Japanese distributor of $2,000,000, and cash from operations until the sale of the Recovery Products segment on March 12, 1997 of $175,000. Accounts receivable increased by $109,000, inventories increased by $4,272,000 and accounts payable increased by $20,000. The marginal increase in accounts receivable is attributable to a significant increase in the third quarter sales and offset by an expanded collection effort put into effect in 1997. The increase in the inventory and accounts payable is primarily due to the need to build inventory, including consigned inventory, to support the growing demand for titanium and steel SYNERGY-TM- Spinal Implant Systems.

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

Selling, general and administrative expenses decreased to 50.8% from 55.6% as a percentage of net sales, and increased to $4,824,000 from $3,122,000, for the nine months ended September 30, 1997 and 1996, respectively. Most of the selling, general and administrative expenses are relatively fixed expenses and as net sales increase, these expenses as a percentage of net sales decrease. The Company intends to continue to invest in the development of additional markets domestically and internationally, which expenditures will tend to keep selling, general and administrative expenses at a relatively high percentage of sales until sales increase.

Research and development expenses decreased to 8.4% from 8.7% as a percentage of net sales, and increased to $802,000 from $487,000, for the nine months ended September 30, 1997 and 1996, respectively. The Company continues to support the development of the spinal cage and the cervical spine system.

These factors resulted in an overall increase in operating income from continuing operations to $124,000 or 1.3% of net sales for the nine months ended September 30, 1997, compared to a loss from continuing operations of $(437,000) or (7.8%) of net sales for the nine months ended September 30, 1996.

Interest expense, net, increased to $326,000 from $262,000, and decreased to 3.4% from 4.7% of net sales, for the nine months ended September 30, 1997 and 1996, respectively, as a result of the issuance of $5,250,000 Convertible Subordinated Debentures in May 1996.

The Company recorded a tax benefit of $(68,000) for the nine months ended September 30, 1997 compared to a tax benefit of $(292,000) for the nine months ended September 30, 1996, as the Company had a loss from continuing operations in the first three quarters of 1997 and 1996 and the estimated effective tax rate increased to 40% in 1997 from 20% in 1996.

Net loss from continuing operations increased to $(134,000) from a net loss from continuing operations of $(407,000) for the nine months ended September 30, 1997 and 1996, respectively, and primary loss per share from continuing operations increased to $(.03) from a loss of $(.09) for the same periods.

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