Form 10-K
period 1997-12-31
CROSS MEDICAL PRODUCTS INC /DE
filed 1998-03-30
CIK 731241

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  (Mark One)
	[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1997

                                      OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For The Transition Period From _____________ To _______________

                      Commission File Number: 000-16893

                          CROSS MEDICAL PRODUCTS, INC.
           (formerly known as Danninger Medical Technology, Inc.)
           (Exact name of Registrant as specified in its charter)

              Delaware					   31-0992628
(State or other jurisdiction of				(I.R.S. Employer
incorporation or organization)				Identification No.)

  5160 Blazer Memorial Parkway
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to uch filing requirements for at least the past 90 days.

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

Based upon the closing price reported on NASDAQ SmallCap Market on February 25, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates on that date was $41,614,697. As of February 25, 1998, 5,284,406 shares of Common Stock, $.01 par value, were outstanding.


                                     PART I

ITEM 1.  BUSINESS.

Cross Medical Products is a medical device company that develops and distributes spinal implant products. Cross' stainless steel and titanium spinal implants are used by surgeons to obtain fusion of the vertebral body in areas of the spine affected by degenerative diseases, deformities, trauma and tumors. The spinal implant stabilizes the spine while fusion occurs, and assists in preventing the bone graft material (which is typically used in the areas of the spine where the disc has been removed) from collapsing or migrating.

In 1996, Cross Medical Products, Inc. (the "Company"), a Delaware corporation, formerly known as Danninger Medical Technology, Inc. and subsidiaries, was engaged in two distinct business segments of the orthopedic device industry:
(1) the design, manufacture, distribution and rental of orthopedic rehabilitation products ("Recovery Products") and (2) the design, manufacture and marketing of implants and instruments for the surgical treatment of degenerative diseases, deformities and trauma of the spine ("Spinal Implants business"). On March 12, 1997, the Company sold substantially all of the assets and the buyer assumed substantially all of the liabilities of the Recovery Products segment. The Company will focus exclusively on the development of new products and increasing market penetration both domestically and internationally for its Spinal Implant business.

Unless the context otherwise requires, the following discussion relates only to the continuing operations of the Spinal Implant business. On March 21, 1997, the Company formally changed its name to Cross Medical Products, Inc.

On February 12, 1998, the Company announced that it had entered into a definitive merger agreement with Interpore International, a California-based company. The agreement, a merger of equals, calls for each shareholder of the Company to receive 1.275 shares of Interpore common stock in exchange for each of their shares of the Company's common stock. It is anticipated that the transaction will be consumated after the customary conditions, including regulatory approvals and approval by the shareholders of each company and will close prior to the end of the second quarter of 1998.

Interpore International is a biomaterials company specializing in the development, manufacture and marketing of synthetic bone and tissue products for use in the orthopaedic markets.

SPINAL IMPLANT PRODUCTS

The Company's principle product line is the SYNERGY(tm) Spinal Implant System. The Company formed its Medical Advisory Board and began development of the SYNERGY(tm) Spinal Implant System in 1992. The SYNERGY(tm) Spinal Implant System is a "universal" implant system that allows surgeons to treat both the thoracic (middle) and lumbar (lower) portions of the spine, allowing use of the SYNERGY(tm) Spinal Implant System in approximately 70% of all instrumented spinal fusion surgeries in the United States. The SYNERGY(tm) Spinal Implant System is flexible, strong, and easy for surgeons to use. The SYNERGY(tm) Spinal Implant System does not demand that surgeons follow a single surgical protocol, rather, it provides several options. Implants come in various sizes and types to meet the surgeon's preferences and the patient's anatomy, providing a secure anatomic fit for virtually any pathology. The SYNERGY(tm) Spinal Implant System features unique implant locking mechanism designs that, combined with the use of nitrogen-strengthened stainless steel, allow surgeons to assemble constructs of exceptional strength while keeping the profile extremely low. The SYNERGY(tm) Spinal Implant System was engineered to be easy for surgeons to use, reducing surgical time and requiring less manipulation. The screws and hooks are top tightening, the rods do not require pre-loading of additional components, and all implants allow for free rod rotation.

The Company received 510(k) clearance from the FDA to market the anterior portion of the SYNERGY(tm) Spinal Implant System in October 1994 and for the posterior portion of the system in July 1995. In September 1996, the Company developed a titanium version of the SYNERGY(tm) Spinal Implant System for international distribution. The Company received FDA marketing clearance for the anterior portion of the titanium version in October 1995 and the posterior portion in January 1997. Titanium implant systems are preferred in many foreign markets and are used in the United States in cases where magnetic resonance imaging of the spinal area is anticipated to be needed. The Company is currently developing a cervical version of the SYNERGY(tm) Spinal Implant System. The cervical implant version will permit surgeons to treat the cervical (upper) portion of the spine and, if successful, will expand the Company's product line to cover 100% of instrumental spinal fusion surgeries. The Company believes that the SYNERGY(tm) Spinal Implant System is one of the few "universal" spinal implant systems on the market.

In March 1997, the Company entered into a license agreement with Polaris Biotechnology, Inc. to develop and market a spinal cage implant. Spinal cage implants provide a supporting framework for bone in-growth for patients with trauma, tumors, or degenerative diseases. Distribution of the spinal cage implant within the United States is subject to regulatory approval which will involve clinical trials, while international distribution is expected to begin in the second half of 1998.

The initial spinal implant system offered by the Company in 1988 was the Puno/Winter/Byrd Screw/Rod System (the "PWB Screw/Rod System") for fusion of the lumbar spine. The Company elected to market the PWB Screw/Rod System in the United States for clinical studies under an Investigational Device Exemption ("IDE"). The IDE allowed the Company to develop a clinical study in order to gather the data necessary to assess safety and efficacy of the PWB Screw/Rod System. The IDE did not permit commercial distribution and limited use of the PWB Screw/Rod System to a small number of surgeons participating in the study. The study and patient follow-up has been completed and the Company is considering filing a Pre-Market Application ("PMA") with the U.S. Food and Drug Administration ("FDA").

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

SPINAL IMPLANT MARKETING. The Company markets its spinal implant products to orthopedic and neurological spine surgeons throughout the world. The Company estimates that more than 2,000 physicians perform spinal surgery in the United States, primarily in major metropolitan areas. Typically, the surgeon determines the type of spinal implant system. The Company believes that the key to its marketing success in the United States is to convince spinal s the type of spinal implant system. The Company believes that the key to its marketing success in the United States is to convince spinal surgeons of the efficacy of its implant system. This is done through direct selling efforts by the Company's independent sales representatives and direct marketing to the surgeons, participation by the Company in sponsoring symposiums and training workshops, and through the education and training efforts of the members of the Company's Medical Advisory Board.

The Company markets its spinal implant products through a network of thirty independent commissioned sales agencies. The Company considers the quality of its independent sales agencies and the level of training and service they provide to surgeons to be a very important factor in its success, second only to the technological advantages of its spinal implant products. The independent sales agencies are prohibited from marketing competing spinal implant products. However, they are permitted to market non-competing implants and other orthopedic products. Spinal implant device inventories are consigned to the independent sales agencies. The SYNERGY(tm) Spinal Implant System contains a variety of related implantable devices from which the surgeon can choose during each surgical procedure. After each procedure, the hospital is invoiced by the Company for the implant devices actually used, and the consigned inventory is replenished.

Foreign sales of spinal implants and instrumentation represented approximately $5.1 million, or 39.7%, of the Company's total sales of spinal implants and instruments in fiscal 1997. The Company has been able to market the SYNERGY(tm) Spinal Implant System in those countries where governmental approval either is not required or was obtained more quickly than in the United States. The Company markets its spinal implants through the individual distributors in each country who purchase implants and instrumentation directly from the Company.
The Company has distributors in approximately twenty-two countries and intends to continue to seek qualified distributors in other foreign markets.

MEDICAL ADVISORY BOARD. The Company has established a Medical Advisory Board consisting of prominent spinal surgeons. The Medical Advisory Board meets periodically to review and evaluate the Company's research and development efforts and to identify promising new technologies for the Company. Individual members of the Medical Advisory Board also meet and consult informally with employees of the Company. In addition, members of the Medical Advisory Board assist the Company in training other surgeons in the use of the Company's products. Members of the Medical Advisory Board receive a fixed quarterly payment from the Company and share an annual royalty payment based on sales of certain of the Company's spinal implant products. The Company is obligated to pay a royalty, subject to certain limitations, to its Medical Advisory Board in an amount equal to 6.5% (and increasing 1/2% annually, up to 8%) of the net revenues generated from the sales of certain spinal implant products. The Company's aggregate royalty expense will increase, if and to the extent, sales of implants increase. The following doctors are members of the Medical Advisory
Board:

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

RESEARCH AND DEVELOPMENT

The Company continually strives to improve existing products and develop new products in the spinal implant market. The Company conducts its research and development activities primarily through its engineering department and with the assistance of outside consultants. The Company employs six professional engineers and a technician engaged exclusively in research and development.

In addition to research and development conducted by the Company, the Medical Advisory Board plays an active role in the development of new spinal implant products. The Company will continue to work with the members of its Medical Advisory Board to develop new spinal systems which address spinal deformities and degenerative disease in the cervical spine to be used with the SYNERGY(tm) Spinal Implant System as well as a minimally invasive device. The Company's spinal implant research and development is concentrated on the design of these new systems, and it expects to submit 510(k) applications to the FDA in 1998 for the cervical version. The Company will also continue to develop the spinal implant cage which it licensed in March 1997 under a license agreement with Polaris Biotechnology, Inc.

The Company's research and development expenditures during the fiscal years ended December 31, 1997, 1996, and 1995 were $1,226,000, $687,000, and $859,000 respectively. The Company intends to continue to invest in the development of new spinal implant products in 1998.

INTELLECTUAL PROPERTY LAW MATTERS

The Company holds the patent, manufacturing and marketing rights to certain specialty orthopedic products. The SYNERGY(tm) Spinal Implant System is covered by numerous pending U.S. and international patent applications belonging to the Company. These applications concern various aspects of the SYNERGY(tm) Spinal Implant System including the bone anchor, the rod/anchor interface, instrumentation and transverse connectors. CROSS(r), CROSS MEDICAL(r), INTEGRAL(tm), and SYNERGY(tm) are trademarks of the Company.

The Company intends to file patent applications on future products as appropriate. The mere filing and prosecution of patent applications, however, cannot guarantee the ultimate issuance of patents. To the extent that the Company is unsuccessful in securing patents for its devices or for certain features of its devices which are easily reverse-engineered, there is little to prevent a competitor from copying the Company's products, although the Company would have "lead time" in the marketplace during the period needed by its competitors to copy and secure FDA approval for a duplicate product even where patents are issued, third parties may contest the validity of the patents or design around the patents. Enforcement of patents can be expensive and the time consuming for the patent holder. Thus, while the Company believes that its patents are valid and have value, the Company believes that they are of lesser significance than the innovative skills, technical competence, and marketing ability of the Company's personnel.

GOVERNMENT REGULATION

The health care industry is subject to extensive government regulation on both the federal and state levels. In particular, the U.S. Food, Drug and Cosmetic Act (the "FDA Act") provides for regulation by the FDA of the manufacture and sale of medical devices.

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

The PWB Screw/Rod System implantable devices and the spinal implant cage are Class III devices. Class III devices require pre-market approval from the FDA before full distribution of the device may begin. The FDA allows only devices proven to be both safe and effective to be offered for full distribution. The FDA bases its judgment of both safety and effectiveness on information gathered during studies conducted pursuant to an IDE. The Company is following the premarket approval process for the PWB Screw/Rod System and having completed the IDE is considering submitting its PMA to the FDA. In addition, the Company plans to pursue an IDE for multiple versions of the spinal implant cage.

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

PERSONNEL

As of February 25, 1998, the Company employed 45 full-time employees. The Company has no part-time employees. None of the Company's employees are subject to collective bargaining agreements, and the Company considers its relationship with its employees to be good.

DISCONTINUED OPERATIONS

On March 12, 1997, the Company, Danninger Healthcare, Inc. ("DHI"), an Ohio corporation and wholly owned subsidiary of the Company, and OrthoLogic Corp. (OrthoLogic), a Delaware corporation, entered into an Asset Purchase Agreement, whereby OrthoLogic purchased from the Company and DHI certain assets and assumed certain liabilities related to the Company's Recovery Products business. Under the Asset Purchase Agreement, the Company and DHI, collectively, sold substantially all of their accounts receivables, inventory, fixed assets, intangible assets and other assets related to the Recovery Products business to OrthoLogic for approximately $8,200,000 in cash plus the assumption by OrthoLogic of substantially all of the liabilities including accounts payable, lease payable, bank debt and seller financing debt. Assumed liabilities totaled approximately $5,000,000. In addition, OrthoLogic acquired 30,000 restricted shares of the Company's Common Stock for $242,000. The transaction was accomplished through arms-length negotiations between the Company and DHI and OrthoLogic. There was no material relationship between the Company, DHI and OrthoLogic or any affiliates, directors or officers or associates of such directors or officers of any party to the transaction. The following discussion describes the Company's Recovery Products business prior to the sale.

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

COMPANY RECOVERY PRODUCTS. The majority of the Company's line of recovery products were marketed under the trade name Danniflex. The Company offered a full range of CPM devices: three leg models, a shoulder model, hand and finger model, wrist model and toe model. The Company periodically refined and updated its various CPM devices with the addition of new models to expand its existing line or replace prior models. In addition to CPM devices, the Company offered product accessories that made CPM devices easier to use and apply.

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

RECOVERY PRODUCTS MANUFACTURING. The Company assembled its recovery products, fabricating some of the mechanical parts and purchasing the remaining mechanical and all of the electrical components from a variety of vendors. All of the Company's DanniflexO line of lower extremity CPM devices shared certain basic structural elements. CPM devices were sold with a limited one year warranty. Claims under the Company's CPM device warranty have been nominal.

BUSINESS RISKS

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider the following important factors, among others, which in some cases have affected, and in the future could affect, the company's actual results and could cause the Company's actual consolidated results of operations for 1998 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

LIMITED HISTORY OF PROFITABILITY. In fiscal 1997, the Company reported a net loss from continuing operations of $862,000, and had incurred net losses from continuing operations in three of the previous four years. The Company will continue to invest to expand the distribution and marketing of the SYNERGY(tm) Spinal Implant System, as well as to invest in research and development to expand the system to include a cervical version and a spinal implant cage. The Company believes that the SYNERGY(tm) Spinal Implant System has technological advantages over existing spinal implant systems, although certain competitors have much greater market share and well-developed distribution networks. There can be no assurance that the Company will be successful in establishing a competitive distribution network to enable it to increase its sales of spinal implants to a profitable level.

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

PRODUCT LIABILITY LITIGATION AND INSURANCE COVERAGE. The spinal implant industry has been historically litigious and the Company faces an inherent business risk of financial exposure to product liability claims. Such claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations. Since the Company's spinal products are designed to be permanently implanted in the human body, manufacturing errors or design defects could result in injury or death to the patient, and could result in a recall of the Company's products and substantial monetary damages. The Company has been named as a defendant in more than 750 cases alleging principally that the Company participated in an industry-wide conspiracy to market pedicle screw implants although none of these lawsuits involve the Company's products. The Company anticipates that additional similar suits will be filed in the future. The Company is currently named as a defendant in 16 cases alleging claims of products liability for defective products manufactured by the Company's products. The Company's current liability insurance coverage limits are $5,000,000 per occurrence per year and $5,000,000 in the aggregate per year. There can be no assurance that the Company will not experience losses to the extent that its insurance coverage is not adequate to cover the cost of defending these and similar suits that may be filed in the future or the cost of settling such claims or paying any adverse judgments. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. In 1997, the Company contracted with a new insurance carrier to provide similar insurance coverage for future claims.
For claims that have been incurred but not yet filed, the Company has purchased extended claims coverage from its prior carrier. See "Legal Proceedings."

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

ITEM 2. PROPERTIES.

On February 8, 1996, the Company entered into a lease for its office and production facilities in Dublin, Ohio. The lease term began on April 1, 1996, and terminates on June 1, 2001. The lease covers 27,680 square feet, of which the Company plans to use approximately 13,680 square feet for office and production and is attempting to sublease the remaining space. The facility is located at 5160 Blazer Memorial Parkway, Dublin, Ohio 43017.

ITEM 3. LEGAL PROCEEDINGS.

The nature of the Company's business subjects the Company to product liability and related claims from time to time. The Company maintains a claims made product liability insurance policy with per occurrence ($100,000) and aggregate ($500,000) retention limits. Beyond these retention limits, the policy covers aggregate insured claims made during each policy year up to $5,000,000. The Company believes that it has adequate insurance for its business, however, there can be no assurance that future operating results will not be materially adversely affected by the formal resolution of pending cases or future claims.

The Company and other spinal implant manufacturers were named as defendants in various purported class action product liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by the Company and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and, on February 22, 1995, Chief Judge Emeritus Lewis C. Bechtle denied class certification. The federal court lawsuits before Judge Bechtle will remain coordinated for further pretrial purposes, but are individual lawsuits. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians, and other spinal implant industry members. The Company has been named as a defendant, among others, in approximately 750 such lawsuits. None of the 750 cases involve products manufactured by the Company. The Company cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. Most of such lawsuits are pending in federal courts and are in preliminary stages. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's products liability insurance policies, the Company believes that it has affirmative defenses, including, without limitation, preemption, and that these individual lawsuits are otherwise without merit. In addition, Cross has been named as a defendant in 16 cases alleging claims of product liability for defective products manufactured by the Company. All pending cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. There can be no assurance, however, that the $5,000,000 per policy year limit of the Company's coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of products liability insurance coverage at commercially reasonable, premiums.

In addition, in the ordinary course of business the Company has been named as a defendant in various other legal proceedings. The Company has denied liability in all such lawsuits and is vigorously defending the same. The Company believes that it has adequate insurance for its business, however there can be no assurance that future operating results will not be materially adversely affected by the formal resolution of these matters.

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

                                          High            Low
                                        -------         -------
        1995
                First Quarter           $ 4.375         $ 3.875
                Second Quarter           10.00            4.00
                Third Quarter            10.50            7.125
                Fourth Quarter            7.875           5.375

        1996
                First Quarter           $ 8.00          $ 5.75
                Second Quarter            9.00            6.25
                Third Quarter             7.50            5.25
                Fourth Quarter            9.00            6.25

        1997
                First Quarter           $ 9.13          $ 7.25
                Second Quarter            7.38            6.00
                Third Quarter             8.88            6.88
                Fourth Quarter            9.75            7.50

On February 25, 1998, the last reported bid price of the Common Stock on The Nasdaq SmallCap market was $7.875. At February 25, 1998, there were 389 holders of record of the outstanding Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

                     SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five year period ended December 31, 1997 is derived from the audited financial statements of the Company. The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                        Years Ended December 31,
                                                 (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:                    1997        1996       1995       1994       1993
                                                -------     ------     ------     ------     ------
Revenue.....................................    $12,918     $8,572     $4,091     $2,880     $1,360
Cost of goods sold..........................      5,923      3,854      1,995      1,189        358
Gross margin................................      6,995      4,718      2,096      1,691      1,002
Selling, general and administrative expenses      6,689      4,330      3,224      2,483      1,984
Research and development expenses...........      1,226        687        859        977        800
Operating loss..............................       (920)<F1>  (299)    (1,987)    (1,769)    (1,782)
Interest expense, net.......................        426        439        101          3         15
Loss before income taxes....................     (1,346)      (738)    (2,088)    (1,772)    (1,797)
Net income (loss) from continuing operations       (862)        50<F2> (1,442)    (1,176)    (1,194)
Net income (loss) per share from continuing
  operations basic and diluted..............    $ (0.17)    $ 0.01     $(0.31)    $(0.25)    $(0.27)
Weighted average shares used in basic and
  diluted earnings per share calculations...      5,065      4,772      4,661      4,695      4,420


BALANCE SHEET DATA:

Working capital.............................    $13,356     $8,241     $3,135     $2,599     $2,032
Total assets................................     18,762     19,590      9,498      7,413      5,782
Short-term obligations......................         95      1,659      3,081          6          7
Long-term obligations.......................      5,124      5,482          7         --          6
Total shareholders' equity..................      9,998      5,648      3,522      3,390      3,008

[FN]
<F1>In 1997, Cross recognized $700,000 of inventory valuation adjustment for obsolete and slow moving inventory related to market acceptance of certain improvements and modifications to its spinal implant system.
<F2>In 1996, Cross recognized income of $459,000 from the reversal of valuation allowance provided against deferred tax assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

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

                                        Year Ended December 31,
                                                 1997       1996       1995
                                                ------     ------     ------
Revenue..................................       100.0%     100.0%     100.0%
Cost of goods sold.......................        45.9       45.0       48.8
Sales, general and administrative expense        51.8       50.5       78.8
Research and development expense.........         9.5        8.0       21.0
Interest expense.........................         3.3        5.1        2.5
Loss before taxes........................       (10.4)      (8.6)     (51.0)
Income tax benefit.......................         3.7        9.2       15.8
Net income (loss)........................        (6.7)       0.6      (35.2)

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

For 1997 net sales increased 51% to $12,918,000 from $8,572,000 for 1996. This increase was primarily a result of the Company's increased penetration into the spinal implant market as the Company continued to increase its distribution network, the number of surgeons using the SYNERGY(tm) Spinal Implant System and its offering of spinal implant products. The Company received FDA marketing clearance for the posterior portion of the titanium version of the SYNERGY(tm) Spinal Implant System for sale in the United States in January 1997.

Cost of goods sold was $5,923,000 or 45.9% of net sales for 1997 compared to $3,854,000 or 45.0% for 1996. The 1997 cost of goods sold increased as a result of adjustments to inventory valuation of $700,00 recognized in the fourth quarter of 1997 for products that became obsolete or slow-moving due to the widespread acceptance of certain improvements and modifications to the Company's SYNERGY(tm) Spinal Implant System. Before the inventory allowance, the cost of goods sold as a percentage of net sales decreased from 1996 to 1997. The decrease was primarily due to the Company increasing its sales prices in 1997, while the cost of the spinal implant products remained relatively stable from 1996 to 1997.

Selling, general and administrative expenses increased to 51.8% from 50.5% as a percentage of net sales, and increased to $6,689,000 from $4,330,000 for 1997 and 1996, respectively. Except for commissions and product liability insurance premiums, most of the selling, general and administrative expenses are relatively fixed expenses and as net sales increase, these expenses as a percentage of net sales decrease. The Company intends to continue to invest in the development of additional markets domestically and internationally, which expenditures will tend to keep selling, general and administrative expenses at a relatively high percentage of sales until sales increase.

Research and development expenses increased to 9.5% from 8.0% as a percentage of net sales, and increased $1,226,000 from $687,000, for 1997 and 1996, respectively. In March 1997, the Company entered a license agreement to develop a spinal cage, the development of which is ongoing. The cage is expected to open new market segments for the Company. The Company also is developing a cervical spinal system. The Company continues to explore ways to expand its product lines either through internal development or acquisition.

In 1997, interest expense, net, decreased to $426,000 or 3.3% of net sales from $439,000 or 5.1% of net sales, for 1997 and 1996, respectively. The decrease was primarily attributable to the interest income earned on the investment of the proceeds from the sale of the Company's Recovery Products business in March, 1997.

The Company recorded a tax benefit of $484,000 and $788,000 for 1997 and 1996, respectively, as the Company had a tax loss from continuing operations in 1997 and 1996.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

For 1996 net sales increased 110% to $8,572,000 from $4,091,000 for 1995. This increase was primarily a result of the Company's increased penetration into the spinal implant market as the Company continued to increase its distribution network, the number of surgeons using the SYNERGY(tm) Spinal Implant System and its offering of spinal implant products. In the third quarter of 1996, the Company began marketing internationally the titanium version of the SYNERGY(tm) System. The Company received FDA marketing clearance for the posterior portion of the titanium version for sale in the United States in the first quarter of 1997.

Cost of goods sold was $3,854,000 or 45.0% of net sales for 1996 compared to $1,995,000 or 48.8% for 1995. This decrease as a percentage of sales was primarily related to an inventory allowance established for the Company's Puno/Winter/Byrd spinal implant systems in 1995. Cost of goods sold is affected by the amount of international sales as a percentage of total sales since such sales are sold at a lower margin to international distributors. On sales of spinal products in the United States, the Company pays a commission to its independent sales representatives, however, this commission is recorded as a selling expense.

Selling, general and administrative expenses decreased to 50.5% of sales in 1996 from 78.8% in 1995. The decrease is primarily attributable to an increase in sales.

Research and development expenses decreased by $172,000 and as a percentage of sales to 8.0% in 1996 from 21.0% in 1995. The decrease was due to investments in 1995 relating to the FDA approval of the SYNERGY(tm) Spinal Implant System for marketing clearance. In 1996, the Company focused its financial resources in expanding its distribution network in the United States and internationally. In 1997, the Company intends to invest more resources in product development.

In 1996, interest expense increased to 5.1% of sales from 2.5% in 1995 as a result of a $5,250,000 Convertible Subordinated Debenture Offering in May 1996.

The Company recorded a tax benefit of $788,000 in 1996 compared to a tax benefit of $646,000 in 1995. The 1996 effective income tax rate is below statutory tax rates primarily as a result of the reversal of the valuation allowance used to reduce the tax benefit of research and development tax credits and net operating losses. Management believes that the reversal of the valuation allowance is appropriate due to the improved performance of the Company during 1996 and expectations of future profitability. Research and development credit carryforwards were $455,000 at December 31, 1996 and expire at various times through December 31, 2011. Net operating loss carryforwards were approximately $232,000 and expire in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $13,356,000 at December 31, 1997 from $8,241,000 at December 31, 1996. The current ratio (ratio of current assets to current liabilities) increased to 4.7 to 1.0 at December 31, 1997 from 2.4 to 1.0 at December 31, 1996. The increase in working capital is principally attributable to the net cash received from the sale of the Recovery Products segment of approximately $6,010,000 after paying off the Company's line of credit of $2,190,000, cash received from the sale of common stock to the buyer of the Recovery Products segment of $242,000, cash received from the sale of common stock to its Japanese distributor of $2,000,000, and cash generated from operations until the sale of the Recovery Products segment on March 12, 1997 of $92,000.

Cash flows used in operating activities were $5,250,000 in 1997 compared to $3,181,000 in 1996. The reason for continued use of cash flows from operating activities in 1997 relates to the increases in accounts receivable and inventories and decreases in accounts payable and accrued liabilities. Inventories increased 87% to $8,459,000 at December 31, 1997 from $4,529,000 at December 31, 1996 reflecting an increase in inventory to support the higher level of sales of the SYNERGY(tm) Spinal Implant System.

Cash flows used in investing activities were $1,968,000 in 1997 compared to $544,000 in 1996 primarily related to the purchase of a $1,500,000 certificate of deposit.

Cash flows provided by financing activities were $609,000 in 1997 compared to $3,325,000 in 1996. The primary source of cash from financing activities in 1996 was the proceeds from the Convertible Subordinated Debenture offering of $5,250,000, net of offering costs of $557,000.

The nature of the Company's business subjects the Company to product liability and related claims from time to time. The Company believes that it has adequate insurance for its business, but there can be no assurance that the Company's liquidity will not be materially adversely affected by the final resolution of pending cases or future claims.

The Company utilizes various PC based computer software packages as tools in running its daily operations. Management does not believe that the Company will encounter any material problems with this software as a result of the change of the millennium on January 1, 2000.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

The foregoing statements include forward-looking statements concerning the Company's products, market, computer software, cost of goods sold, selling, general and administrative expenses, and research and development. The Company's actual experience may differ materially from that projected above. Factors that might cause the Company's present expectations to not materialize or to change include, but are not limited to, competition, government regulation, the Company's limited sales and marketing experience, dependence on management and the Company's medical advisory board, product liability litigation, product concentration and obsolescence, dependence on suppliers, and other factors discussed in the Company's prior filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company, together with reports thereon from Coopers & Lybrand L.L.P., appear in this report beginning on page ___.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE.

None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In accordance with General Instruction G(3) of Form 10-K, the information appearing under the caption "Election of Directors" and the subcaptions "Meetings and Committees of the Board of Directors" and "Officers and Significant Employees" of the Company's Joint Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 6, 1998 (the "Joint Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

In accordance with General Instruction G(3) of Form 10-K, the information appearing under the subcaptions "Compensation of Officers and Directors," and "Stock Options," and "Compensation of Directors" and "Employment Contracts" of the Company's Joint Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 6, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

In accordance with General Instruction G(3) of Form 10-K, the information appearing under the subcaption "Security Ownership of Certain Beneficial Owners" and the caption "Election of Directors" of the Company's Joint Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 6, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In accordance with General Instruction G(3) of Form 10-K, the information appearing under the subcaption "Related Party Transactions" of the Company's Joint Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 6, 1998, is incorporated herein by reference.


                                   ITEM IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT AS INCORPORATED BY REFERENCE IN ITEM 8:

     FINANCIAL STATEMENTS AND SCHEDULE

        Report of Independent Accountants

        Consolidated Balance Sheet as of December 31, 1997, 1996 and 1995

        Consolidated Statement of Operations for the three years ended
                December 31, 1997, 1996 and 1995

        Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 1997, 1996 and 1995

        Consolidated Statement of Cash Flows for the three years ended
                December 31, 1997, 1996 and 1995

        Notes to the Consolidated Financial Statements

        Financial Statement Schedule:

                Report of the Independent Accountants on Financial Statement Schedule

                II.  Valuation and Qualifying Accounts

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.


                           CROSS MEDICAL PRODUCTS, INC.
                               REPORT ON FORM 10-K

                                 EXHIBIT INDEX

Exhibit             Description                                         Page Number
  No.
------- ---------------------------------------------------     ----------------------------------
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

3(B)    Bylaws of the Company.                                  Previously filed as Exhibit 3(b) to
                                                                Form 10 (file number 0-16893) filed
                                                                May 3 1988, and incorporated herein
                                                                by reference.

4.1     Reference is made to Articles FOURTH, EIGHTH, NINTH     Previously filed as Exhibit 4 to Form 10
        and TENTH of the Certificate of Incorporation of the    (file number 0-16893) filed May 3,
        Company and Articles II, III, IV, VI, VII and VIII      1988, and incorporated herein by
        of the Company's Bylaws.  Instruments defining the      reference.
        rights of holders of long-term debt will be furnished
        to the Securities and Exchange Commission upon
        request.

10(a)   Non-Titled Personal Property Security Agreement,        Previously filed as Exhibit 10(b) to
        dated February 13, 1995, granting Bank One Columbus,    Annual Report on Form 10-K (file
        N.A. a security interest in all inventory, raw          number 0-16893) filed on March 30,
        materials, work in process, supplies, accounts,         1995, and incorporated herein by
        general intangibles, chattel paper, instruments,        reference.
        other forms of obligations and receivables, goods,
        equipment, machinery, supplies and other personal
        property of the Company.

10(b)   Non-Titled Personal Property Security Agreement,        Previously filed as Exhibit 10(c) to
        dated February 13, 1995, granting Bank One Columbus,    Annual Report on Form 10-K
        N.A. a security interest in all inventory, raw          (file number 0-16893) filed on
        materials, work in process, supplies, accounts,         March 30, 1995, and incorporated
        general intangibles, chattel paper, instruments,        herein by reference.
        other forms of obligations and receivables, goods,
        equipment, machinery, supplies and other personal
        property of  the Company.

10(c)   Asset Purchase Agreement, dated March 12, 1997, by      Previously filed as Exhibit 10(g) to Form
        and among the Company, Danninger Healthcare, Inc.       10-K (file number 0-16893) filed March
        and OrthoLogic Corp.                                    27, 1997, and incorporated herein by
                                                                reference.

The following are management contracts and compensatory plans and arrangements in which directors or executive officers participate:

10(d)   Confidentiality, Assignment and Non-Competition         Previously filed as Exhibit 10(a) to
        Agreement for Key Personnel, dated September 10,        Form 10 (file number 0-16893) filed
        1984, between the Company and Edward R. Funk.*          May 3, 1988, and incorporated herein
                                                                by reference.

10(e)   Schedule identifying material details of other          Previously filed as Exhibit 10(h) to
        agreements substantially identical to Exhibit 10(h).*   Annual Report on Form 10-K (file
                                                                number 0-16893) filed on March 30,
                                                                1995, and incorporated herein by
                                                                reference.

10(f)   Amended and Restated 1984 Incentive Stock Option        Previously filed as Exhibit 10(e) to
        Plan, reserving 750,000 shares of Common Stock, as      Annual Report on Form 10-K (file
        amended by the Board of Directors on April 2, 1992.*    number 0-16893) filed March 30, 1993,
                                                                and incorporated herein by reference.

10(g)   Form of Stock Option Agreement Under the Amended and    Previously filed as Exhibit 10(f) to
        Restated 1984 Incentive Stock Option Plan.*             Annual Report on Form 10-K (file
                                                                number 0-16893) filed March 30, 1993,
                                                                and incorporated herein by reference.

10(h)   Amended and Restated 1984 on-Statutory Stock Option     Previously filed as Exhibit 10(h) to
        Plan, reserving 300,000 shares of Common Stock, as      Annual Report on Form 10-K (file
        amended by the Board of Directors on April 2, 1992.*    number 0-16893) filed March 30, 1993,
                                                                and incorporated herein by reference.

10(i)   Form of Stock Option Agreement Under the Amended and    Previously filed as Exhibit 10(i) to
        Restated 1984 Non-Statutory Stock Option Plan.*         Annual Report on Form 10-K (file
                                                                number 0-16893) filed March 30, 1993,
                                                                and incorporated herein by reference.

10(j)   1994 Stock Option Plan, reserving 600,000 shares of     Previously filed as Exhibit 10(c) to
        Common Stock.*                                          Form 10 (file number 0-16893) filed
                                                                August 12, 1994, and incorporated
                                                                herein by this reference.

10(k)   Form of Indemnification Agreement between the           Previously filed as Exhibit 10(x) to
        Company and its directors.*                             Form 10 (file number 0-16893) filed
                                                                May 3, 1988, and incorporated herein
                                                                by reference.

10(l)   Schedule identifying material details of other          Previously filed as Exhibit 10(o) to
        Indemnification Agreements substantially identical      Annual Report on Form 10-K (file
        to Exhibit 10(n).*                                      number 0-16893) filed on March 30,
                                                                1995, and incorporated herein by reference.

10(m)   Employment Agreement Between the Company and            Previously filed as Exhibit 10(a) to
        Edward R. Funk.*                                        Form 10 (file number 0-16893) filed
                                                                August 12, 1994, and incorporated herein
                                                                by this reference.

10(n)   Employment Agreement between the Company and            Previously filed as Exhibit 10(b) to
        Edward R. Funk.*                                        Form 10 (file number 0-16893) filed
                                                                August 12, 1994, and incorporated herein
                                                                by this reference.

10(o)   Non-Competition Agreement dated September 6, 1996,      Previously filed as Exhibit 10(f) to
        between the Company and Stephen R. Draper.              the Company's Quarterly Report on Form
                                                                10-Q for the quarter ended September
                                                                30, 1996 (file number 0-16893) filed
                                                                October 15, 1996, and incorporated
                                                                herein by reference.

10(p)   Employment Agreement, dated August 15, 1997, between    Previously filed as Exhibit 10(a) to
        the Company and Joseph A. Mussey.*                      the Company's Quarterly Report on Form
                                                                10-Q for the quarter ended September 30,
                                                                1997 (file number 0-16893) filed
                                                                November 12, 1997, and incorporated
                                                                herein by reference.

10(q)   Employment Agreement, dated August 15, 1997, between    Previously filed as Exhibit 10(b) to
        the Company and Paul A. Miller.*                        the Company's Quarterly Report on Form
                                                                10-Q for the quarter ended September 30,
                                                                1997 (file number 0-16893) filed
                                                                November 12, 1997, and incorporated
                                                                herein by reference.

10(r)   Employment Agreement, dated August 15, 1997, between    Previously filed as Exhibit 10(c) to
        the Company and Ira Benson.*                            the Company's Quarterly Report on Form
                                                                10-Q for the quarter ended September 30,
                                                                1997 (file number 0-16893) filed
                                                                November 12, 1997, and incorporated
                                                                herein by reference.

10(s)   Employment Agreement, dated August 15, 1997, between    Previously filed as Exhibit 10(d) to
        the Company and Thomas E. Zimmer.*                      the Company's Quarterly Report on Form
                                                                10-Q for the quarter ended September 30,
                                                                1997 (file number 0-16893) filed
                                                                November 12, 1997, and incorporated
                                                                herein by reference.

10(t)   Employment Agreement, dated August 15, 1997, between    Previously filed as Exhibit 10(e) to
        the Company and Philip A. Mellinger.*                   the Company's Quarterly Report on Form
                                                                10-Q for the quarter ended September 30,
                                                                1997 (file number 0-16893) filed
                                                                November 12, 1997, and incorporated
                                                                herein by reference.

10(u)   Agreement between Dr. Edward Funk and the Company,      Page ___.
        dated February 11, 1998.

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

23      Consent of Coopers & Lybrand L.L.P.                     Page ___.

24      Powers of Attorney.                                     Page ___.

27      Financial Data Schedule.                                Page ___.

________________________________________
*Management Contract or Compensatory Plan


(B)  REPORTS ON FORM 8-K

Agreement and Plan of Merger, dated as of February 11, 1998 among Interpore International, a California corporation, Buckeye International, Inc., a Delaware corporation and Cross Medical Products, Inc., a Delaware corporation. Filed February 17, 1998.

(C)  EXHIBITS

The exhibits to this report begin at page ____.

(D)  FINANCIAL STATEMENT SCHEDULES

The Financial Statement Schedule of the Company, together with report thereon from Coopers & Lybrand L.L.P., are set forth on the following pages.


                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


Our report on the consolidated financial statements of Cross Medical Products, Inc. and Subsidiary (formerly Danninger Medical Technology, Inc. and Subsidiaries) is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

                                        /s/ COOPERS & LYBRAND L.L.P.

Columbus, Ohio
February 4, 1998,
except for Note 11
to the consolidated
financial statements,
for which the date is
February 11, 1998

                     CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                          Charged
                                          Balance        to Costs
                                             at              and                           Balance
                                         Beginning        Expenses      (Deductions)       at End
                                          of Year       (Recoveries)     Additions         of Year
                                        -----------     -----------     -----------     -----------
For the year ended December 31, 1997:
Allowance for doubtful accounts         $   95,186      $   77,000      $   (5,545)     $  166,641
Inventory valuation reserve                303,946         925,000        (590,801)        638,145
                                        -----------     -----------     -----------     -----------
                                        $  399,132      $1,002,000      $ (596,346)     $  804,786
                                        ===========     ===========     ===========     ===========

For the year ended December 31, 1996:
Allowance for doubtful accounts         $   78,947      $   84,000      $  (67,761)     $   95,186
Inventory valuation reserve                363,332         125,000        (184,386)        303,946
                                        -----------     -----------     -----------     -----------
                                        $  442,279      $  209,000      $ (252,147)     $  399,132
                                        ===========     ===========     ===========     ===========

For the year ended December 31, 1995:
Allowance for doubtful accounts         $   62,329      $   16,618                      $   78,947
Inventory valuation reserve                126,186         237,146                         363,332
                                        -----------     -----------                     -----------
                                        $  188,515      $  253,764                      $  442,279
                                        ===========     ===========                     ===========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 27, 1998                         CROSS MEDICAL PRODUCTS, INC.

                                                By: /s/ Joseph A. Mussey
                                                    --------------------
                                                    Joseph A. Mussey
                                                    Chief Executive Officer,
                                                    President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                           Date
---------               -----                                           ----
/*/ Joseph A. Mussey    President, Chief Executive Officer,     )       March 27, 1998
--------------------    Treasurer and Director                  )
Joseph A. Mussey        (Principal Executive Officer)           )
                                                                )
                                                                )
/*/ Paul A. Miller      Vice President and Chief Financial      )       March 27, 1998
------------------      Officer (Principal Financial and        )
Paul A. Miller          Accounting Officer)                     )
                                                                )
                                                                )
/*/ Edward R. Funk      Chairman of the Board of Directors      )       March 27, 1998
------------------                                              )
Edward R. Funk                                                  )
                                                                )
                                                                )
/*/ Daniel A. Funk      Director                                )       March 27, 1998
------------------                                              )
Daniel A. Funk, M.D.                                            )
                                                                )
                                                                )
/*/ Daniel A. Gregorie  Director                                )       March 27, 1998
----------------------                                          )
Daniel A. Gregorie, M.D.                                        )
                                                                )
                                                                )
/*/ Herbert J. Kahn     Director                                )       March 27, 1998
-------------------                                             )
Herbert J. Kahn                                                 )
                                                                )
                                                                )
/*/ Curtis A. Loveland  Director                                )       March 27, 1998
----------------------                                          )
Curtis A. Loveland                                              )
                                                                )
                                                                )
/*/ C. Craig Waldbillig Director                                )       March 27, 1998
-----------------------                                         )
C. Craig Waldbillig                                             )
                                                                )
                                                                )
/*/ Peter H. Williams   Director                                )       March 27, 1998
---------------------                                           )
Peter H. Williams                                               )
                                                                )
                                                                )
/*/ Robert J. Williams  Director                                )       March 27, 1998
----------------------                                          )
Robert J. Williams                                              )
                                                                )


*By:  /s/ Joseph A. Mussey
      --------------------
      Joseph A. Mussey, attorney-in-fact
      for each of the persons indicated
