Form 10-Q
period 1998-03-31
CROSS MEDICAL PRODUCTS INC /DE
filed 1998-05-06
CIK 731241

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ending March 31, 1998

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ______ to _____

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

                               Yes  X   No
                                  -----   -----

The number of shares outstanding of Registrant's Common Stock, par value $.01, on May 1, 1998 was 5,285,752.


PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                  March 31,
                                                                    1998                December 31,
                                                                 (Unaudited)                1997
                                                                ------------            ------------
                  ASSETS

Current assets:
  Cash and cash equivalents                                        $ 1,693                 $ 1,588
  Investments                                                                                1,500
  Accounts receivable, net                                           4,718                   4,304
  Inventories                                                        9,299                   8,459
  Other current assets                                                 269                     207
  Deferred income taxes                                                855                     883
                                                                ------------            ------------
    Total current assets                                            16,834                  16,941
                                                                ------------            ------------

Property and equipment, net                                            910                     970

Other assets:
  Intangible assets, net                                               190                     183
  Other assets                                                         647                     668
                                                                ------------            ------------
    Total assets                                                   $18,581                 $18,762
                                                                ============            ============

                        CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                  March 31,
                                                                    1998                December 31,
                                                                 (Unaudited)                1997
                                                                ------------            ------------
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion, term debt                                       $    95                 $    95
  Accounts payable                                                   1,152                     992
  Accrued liabilities                                                1,154                     821
  Accrued disposition costs                                            548                     610
  Accrued income taxes                                                 113                   1,067
                                                                ------------            ------------
    Total current liabilities                                        3,062                   3,585
                                                                ------------            ------------

Term debt, net of current maturities                                 4,983                   5,080

Obligations under capital leases, net of current maturities             40                      44

Deferred income taxes                                                   55                      55

Commitments and contingencies


Shareholders' equity:
  Preferred stock, $.01 par value:
    Authorized, 10,000,000 shares; no shares issued and
    outstanding
  Common stock, $.01 par value:
    Authorized, 40,000,000 shares; issued and outstanding
    5,275,752 and 5,224,314 shares for 1998 and 1997,
    respectively                                                        54                      53
  Additional paid-in capital                                         7,287                   6,948
  Retained earnings                                                  3,100                   2,997
                                                                ------------            ------------
    Total shareholders' equity                                      10,441                   9,998
                                                                ------------            ------------

    Total liabilities and shareholders' equity                     $18,581                 $18,762
                                                                ============            ============

See notes to the consolidated financial statements

                   CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDING MARCH 31, 1998 AND 1997
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    Three                   Three
                                                                Months Ended            Months Ended
                                                                  March 31,               March 31,
                                                                    1998                    1997
                                                                ------------            ------------
Net sales                                                          $ 3,663                 $ 2,773
Cost of goods sold                                                   1,288                   1,039
                                                                ------------            ------------
  Gross margin                                                       2,375                   1,734
                                                                ------------            ------------

Selling, general and administrative                                  1,752                   1,628
Research and development                                               369                     212
                                                                ------------            ------------
                                                                     2,121                   1,840
                                                                ------------            ------------

Operating income (loss)                                                254                    (106)

Interest expense, net                                                  (93)                   (159)
                                                                ------------            ------------

  Income (loss) from continuing operations before income taxes         161                    (265)

Income tax provision (benefit)                                          58                     (88)
                                                                ------------            ------------


Net income (loss) from continuing operations                           103                    (177)
                                                                ------------            ------------

Net income from discontinued operations
  (net of income taxes of $181)                                                                301
Gain on sale of discontinued operations
  (net of income taxes of $1,589)                                                            2,390
                                                                ------------            ------------

  Net income from discontinued operations                                                    2,691
                                                                ------------            ------------

Net income                                                         $   103                 $ 2,514
                                                                ============            ============

Basic earnings per share:

  Net income (loss) from continuing operations                     $   .02                 $  (.04)
                                                                ============            ============
  Net income from discontinued operations                                                  $   .55
                                                                ============            ============
  Net income                                                       $   .02                 $   .51
                                                                ============            ============

Diluted earnings per share:

  Net income (loss) from continuing operations                     $   .02                 $  (.04)
                                                                ============            ============
  Net income from discontinued operations                                                  $   .55
                                                                ============            ============
  Net income                                                       $   .02                 $   .51
                                                                ============            ============

Weighted average shares outstanding used in basic
and diluted earnings per share calculation                        5,262,733               4,945,265
                                                                ============            ============

See notes to the consolidated financial statements

                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDING MARCH 31, 1998 AND 1997
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                                    1998                    1997
                                                                ------------            ------------
Net cash used in continuing operations                             $(1,602)                $(1,981)
Net cash provided by discontinued operations                                                   502
                                                               ------------            ------------
  Net cash used in operating activities                             (1,602)                 (1,479)
                                                                ------------            ------------

Cash flows from investing activities:
Expenditures for patents rights and license                             (9)                    (47)
Redemption of investment                                             1,500
Purchases of property and equipment                                    (23)                    (39)
                                                                ------------            ------------
  Net cash provided by (used in) continuing operations               1,468                     (86)
  Net cash used in discontinued operations                                                     (91)
  Cash received from sale of Recovery Products segment                                       8,177
                                                                ------------            ------------
    Net cash provided by investing activities                        1,468                   8,000
                                                                ------------            ------------

Cash flows from financing activities:
  Repayment of term debt and capitalized lease obligations              (4)                 (1,593)
  Proceeds from exercise of stock options                              243                      88
  Proceeds from the sale of common stock                                                       242
                                                                ------------            ------------
    Net cash used in continuing operations                             239                  (1,279)
    Net cash used in discontinued operations                                                  (197)
                                                                ------------            ------------
      Net cash provided by (used in) financing activities              239                  (1,476)
                                                                ------------            ------------

      Net increase in cash                                             105                   5,061

Cash and cash equivalents beginning of period                        1,588                     216
                                                                ------------            ------------

Cash and cash equivalents end of period                            $ 1,693                 $ 5,277
                                                                ============            ============

Supplemental disclosures of non-cash investing and financing activities:

Debt assumed by buyer                                                                      $ 3,363
                                                                                        ============

See notes to the consolidated financial statements

                   CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.	Management's Statement

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Cross Medical Products, Inc. and Subsidiary at March 3l, 1998, and the results of operations and cash flows for the three month periods ending March 3l, 1998 and l997. The notes to the Consolidated Financial Statements which are contained in the 1997 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements.

2.	Sale of Recovery Products Segment

On March 12, 1997, the Company entered into an agreement to sell its Recovery Products segment for approximately $8,200,000 in cash and the assumption of approximately $5,000,000 of debt and other liabilities. The buyer also acquired 30,000 shares of the Company's common stock for $242,000. The buyer entered into a "temporary services agreement" to pay the Company $30,000 a month for use of the Company's facility and accounting services from the date of the sale until July 1997. In connection with the sale, the Company agreed to retain cash, leasehold improvements, other assets and certain related liabilities and leases of the discontinued segment.

3.	Inventories

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                          March         December
                                          1998            1997
                                        --------        --------
        Raw materials                   $   208         $   197
        Finished goods                    6,470           5,949
        Consigned inventory               3,230           2,951
                                        --------        --------
                                          9,908           9,097
        Less inventory reserve              609             638
                                        --------        --------
                                        $ 9,299         $ 8,459
                                        ========        ========

4.	Income Taxes

The Company provides for federal, state, and local income taxes in interim periods using estimated temporary differences for the period.


5.	Term Debt

Term debt included $4,983,000 of Convertible Subordinated Debentures ("Debentures") at 8.5% due June 1, 2003. The Debentures are currently convertible at any time before maturity, unless previously redeemed, into shares of the Company's Common Stock at a conversion price of $8.125 per share (the "Conversion Price"), subject to adjustment in certain events, and, upon completion of the proposed merger with Interpore International ("Interpore"), will be convertible into Interpore Common Stock at an adjusted Conversion Price. Upon the occurrence of certain changes in control of the Company, including the merger with Interpore, the Company or the surviving company will be obligated to purchase the Debentures, at the option of the Debenture holder, at 101% of the principal amount thereof, plus accrued interest. Beginning
July 1, 1999, the combined company will be obligated to redeem the Debentures tendered by June 1, 1999 or June 1 of any succeeding year at their fair amount plus accrued interest, subject to an annual limitation of $25,000 per holder and an aggregate of $262,500.

In connection with the merger with Interpore, Interpore has agreed to enter into a Supplemental Indenture with Fifth Third Bank once the merger is consummated. The Supplemental Indenture will provide that after the merger is consummated, the holder of each Debenture will have the right to convert such Debenture into the same number of shares of Interpore Common Stock that such holder would have been entitled to receive in the merger if such Debenture had been converted into the Company's Common Stock prior to the merger with Interpore, subject to Section 5.04 of the existing Indenture with Fifth Third Bank. Debenture holders will receive notice of the execution of the Supplemental Indenture within 30 days after its execution.

Interest expense for the three months ended March 31, 1998 and 1997 was $133,000 and $173,000, respectively. During 1998, $97,000 of Debentures were converted to 11,938 shares of Company's Common Stock.

6.	Earnings Per Share Calculations

The Company adopted Statement of Financial Accounting Standard No. 128
("FAS 128"), Earnings Per Share, for the year ended December 31, 1997. Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock and convertible subordinated debentures. For purposes of computing diluted earnings per share assuming conversion of the subordinated debentures, income from continuing operations is adjusted for interest expense, net of tax. For the periods ended March 31, 1998 and 1997, the common stock equivalents were not considered in the diluted earnings per share calculation since the results were antidilutive.

7.	Commitments and Contingency

The nature of the Company's business subjects the Company to product liability and related claims from time to time. The Company maintains a claims made product liability insurance policy with per occurrence ($100,000) and aggregate insured claims made during each policy year up to $5,000,000. The Company believes that it has adequate insurance for its business, however, there can be no assurance that future operating results will not be materially adversely affected by the formal resolution of pending cases or future claims.

The Company and other spinal implant manufacturers were named as defendants in various purported class action product liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by the Company and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and, on February 22, 1995, Chief Judge Emeritus Lewis C Bechtle denied class certification. The federal court lawsuits before Judge Bechtle will remain coordinated for further pretrial purposes, but are individual lawsuits. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members to market products without the proper regulatory approvals. The Company has been named as a defendant, among others, in approximately 750 such lawsuits. None of the 750 cases involve products manufactured by the Company. The Company cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. Most of such lawsuits are pending in federal courts and are in preliminary stages. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's product liability insurance policies, the Company believes that it has affirmative defenses, including, without limitation, preemption, and that these individual lawsuits are otherwise without merit.

In addition, the Company has been named as a defendant in 16 cases alleging claims of product liability for allegedly defective products manufactured by the Company. All pending cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. There can be no assurance, however, that the $5,000,000 per policy year limit of the Company's coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of product liability insurance coverage at commercially reasonable premiums.

In addition to the above, in the ordinary course of business, the Company has been named as a defendant in various other legal proceedings. The Company has denied liability in all such lawsuits and is vigorously defending the same. The Company believes that is has adequate insurance for its business, however, there can be no assurance that future operating results will not be materially adversely affected by the final resolution of these matters.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.

FORWARD-LOOKING INFORMATION

Statements in the following discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission, as the same may be amended from time to time.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Stockholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have an intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.


                   CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows Cross Medical Product's operating results as a percent of revenues for the periods indicated for certain items reflected in the statement of operations.

                                                                   Percent                 Percent
                                                                  of Sales                of Sales
                                                                     for                     for
                                                                three months            three months
                                                                   ending                  ending
                                                               March 31, 1998          March 31, 1997
                                                                ------------            ------------
Net sales                                                          100.0%                  100.0%

Cost of goods sold                                                  35.2%                   37.5%

Gross margin                                                        64.8%                   62.5%

Selling, general and administrative                                 47.8%                   58.7%

Research and development                                            10.1%                    7.6%

Operating income (loss)                                              6.9%                   (3.8)%

Interest expense, net                                                2.5%                    5.7%

Income (loss) from continuing operations before income taxes         4.4%                   (9.6)%

Income tax provision (benefit)                                       1.6%                   (3.2)%

Net income (loss) from continuing operations                         2.8%                   (6.4)%


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

On February 12, 1998, the Company announced that it had entered into a definitive merger agreement with Interpore International, a California-based company ("Interpore". Under the terms of the merger agreement a wholly owned subsidiary of Interpore to be merged with and into the Company, with the Company becoming a wholly owned subsidiary of Interpore. The agreement, a merger of equals, calls for each shareholder of the Company to receive 1.275 shares of Interpore common stock in exchange for each of their shares of the Company's common stock. It is anticipated that the transaction will be consummated after the customary conditions and approval by the shareholders of each company are satisfied and will close prior to May 15, 1998.

The Company continues to develop its strategy of focusing on increasing market penetration with its SYNERGY(tm) Spinal Implant System as it continues to expand its distribution network in the United States and internationally.
The Company also continues to assess and develop new products to add to its existing spinal implant product line. The merger with Interpore will create a medical device product company with a unique combination of spinal and bone graft technologies and with an expanded product portfolio and combined distribution channels specifically addressing the spinal orthopedic market.

                   CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF MARCH 31,1998

Working capital increased to $13,772,000 at March 31, 1998 from $13,356,000 at December 31, 1997. The current ratio (ratio of current assets to current liabilities) increased to 5.5 to 1.0 at March 31, 1998 from 4.7 to 1.0 at December 31, 1997. The increase in working capital is principally attributable to the increases in accounts receivable, inventory, and accounts payable. Accounts receivable increased by $414,000, inventories increased by $840,000 and accounts payable increased by $160,000. The increase in accounts receivable is attributable to increased sales in the first quarter. The increase in the inventory and accounts payable is primarily due to the need to build inventory, including consigned inventory, to support the growing demand for titanium and steel SYNERGY(tm) Spinal Implant Systems.

The nature of the Company's business subjects the Company to product liability and related claims from time to time. The Company believes that it has adequate insurance for its business, but there can be no assurance that the Company's liquidity will not be materially adversely affected by the final resolution of pending cases or future claims.

The Company believes that the funds generated by the divestiture of the Recovery Products segment, working capital, and funds anticipated to be generated by operations will be sufficient to fund the Company's growth plans through the end of the current fiscal year. In addition, the Company believes that its financial flexibility will be enhanced by the merger with Interpore given the that the assets contributed by Interpore include approximately $13,500,000 in cash and marketable securities.

                   CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Net sales increased 32.1% for the three months ended March 31, 1998 to $3,663,000 from $2,773,000 for the three months ended March 31, 1997. The increase was primarily a result of the Company's increased penetration into the spinal implant market, as the Company continued to increase its distribution network, the number of surgeons using the SYNERGY(tm) Spinal Implant System and its offering of spinal implant products.

Cost of goods sold was $1,288,000 or 35.2% of net sales for the three months ended March 31, 1998 compared to $1,039,000 or 37.5% for the three months ended March 31, 1997. The decrease as a percentage of sales was primarily related to an increase in domestic prices for the SYNERGY(tm) Spinal Implant System, while the cost of the spinal implant products remained relatively stable from 1997 to 1998.

Selling, general and administrative expense decreased to 47.8% from 58.7% as a percentage of net sales, and increased to $1,752,000 from $1,628,000 for the three months ended March 31, 1998 and 1997, respectively. Most of the selling, general and administrative expenses are relatively fixed expenses and as net sales increase, these expenses as a percentage of net sales decrease. The Company intends to continue to invest in the development of additional markets domestically and internationally, therefore expenditures will tend to keep selling, general and administrative expenses at a relatively high percentage of sales until sales increase.

Research and development expenses increased to 10.1% from 7.6% as a percentage of net sales, and increased to $369,000 from $212,000 for the three months ended March 31, 1998 and 1997, respectively. In March 1997, the Company entered into a license agreement to develop a spinal cage, the development of which is ongoing. The cage is expected to open new market segments for the Company. The Company is also developing a cervical spinal system. The Company continues to explore ways to expand its product lines either through internal development or acquisition.

Interest expense, net, decreased to $93,000 or 2.5% of net sales from $159,000 or 5.7% of net sales, for the three months ended March 31, 1998 and 1997, respectively. The decrease was primarily attributable to the interest income earned on the investment of the proceeds from the sale of the Company's Recovery Products business in March, 1997.

The Company recorded a tax expense of $58,000 for the three months ended March 31, 1998 compared to a tax benefit of $(88,000) for the three months ended March 31, 1997, as the Company had a loss from continued operations in the first quarter of 1997.

These factors resulted in an overall increase in operating income from continuing operations to $103,000 from a net loss from continuing operations of $(177,000) for the three months ended March 31, 1998 and 1997, respectively, and the basic and diluted earnings (loss) per share from continuing operations increased to $0.02 from $(0.04) for the same periods.


PART II.        OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The nature of the Company's business subjects the Company to product liability and related claims from time to time. The Company maintains a claims made product liability insurance policy with per occurrence ($100,000) and aggregate insured claims made during each policy year up to $5,000,000. The Company believes that it has adequate insurance for its business, however, there can be no assurance that future operating results will not be materially adversely affected by the formal resolution of pending cases or future claims.

The Company and other spinal implant manufacturers were named as defendants in various purported class action product liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by the Company and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and, on February 22, 1995, Chief Judge Emeritus Lewis C Bechtle denied class certification. The federal court lawsuits before Judge Bechtle will remain coordinated for further pretrial purposes, but are individual lawsuits. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members to market products without the proper regulatory approvals. The Company has been named as a defendant, among others, in approximately 750 such lawsuits. None of the 750 cases involve products manufactured by the Company. The Company cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. Most of such lawsuits are pending in federal courts and are in preliminary stages. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's product liability insurance policies, the Company believes that it has affirmative defenses, including, without limitation, preemption, and that these individual lawsuits are otherwise without merit.

In addition, the Company has been named as a defendant in 16 cases alleging claims of product liability for allegedly defective products manufactured by the Company. All pending cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. There can be no assurance, however, that the $5,000,000 per policy year limit of the Company's coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of product liability insurance coverage at commercially reasonable premiums.

In addition to the above, in the ordinary course of business, the Company has been named as a defendant in various other legal proceedings. The Company has denied liability in all such lawsuits and is vigorously defending the same. The Company believes that is has adequate insurance for its business, however, there can be no assurance that future operating results will not be materially adversely affected by the final resolution of these matters.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

               The exhibits listed in the accompanying index to exhibits are filed as a part of this Report.

        (b)  Reports on Form 8-K

               Current report on Form 8-K, dated February 11, 1998 and filed with the Securities and Exchange Commission on February 18, 1998.


                                        Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CROSS MEDICAL PRODUCTS, INC.
                                         (Registrant)


Date:  May 6, 1998             By:     /S/ Joseph A. Mussey
                                        --------------------
                                          Joseph A. Mussey
                                 Chief Executive Officer, President
                                          and Treasurer
                                   (Principal Executive Officer)



Date:  May 6, 1998             By:    /S/ Paul A. Miller
                                      ------------------
                                         Paul A. Miller
                                     Chief Financial Officer
                              (Principal Financial/Accounting Officer)


                  CROSS MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                                    FORM 10-Q
                                  EXHIBIT INDEX


Exhibit No.     Exhibit

2.1 Agreement and Plan of Merger dated as of February 11, 1998, by and among Cross Medical Products, Inc., Interpore International, and Buckeye International (Exhibit 2.1 to Form 8-K dated February 11, 1998, and incorporated herein by reference.)

10.1 Stock Option Agreement (Cross), dated as of February 11, 1998, by and between Cross Medical Products, Inc. and Interpore International (Exhibit 2.1 to Form 8-K dated February 11, 1998, and incorporated herein by reference.)

10.2 Stock Option Agreement (Interpore), dated as of February 11, 1998, by and between Interpore International and Cross Medical Products, Inc.(Exhibit 2.1 to Form 8-K dated February 11, 1998, and incorporated herein by reference.)

10.3 Stockholder Agreement (Cross), dated as of February 11, 1998 by and among certain stockholders of Cross Medical Products, Inc., to and for the benefit of Interpore International (Exhibit 2.1 to Form 8-K dated February 11, 1998, and incorporated herein by reference.)

10.4            Stockholder Agreement (Interpore), dated as of February 11,
                1998 by and among certain stockholders of Interpore International, to and for the benefit of Cross Medical Products, Inc.(Exhibit 2.1 to Form 8-K dated February 11, 1998, and incorporated herein by reference.)

11              Statement re:  Computation of Per Share Earnings

27              Financial Data Schedule